Form 10-Q
period 2006-03-31
Eagle Test Systems, Inc.
filed 2006-05-12
CIK 1290096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 000-51828

EAGLE TEST SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2917389
(State of incorporation)	(I.R.S. Employer Identification No.)

2200 Millbrook Drive, Buffalo Grove, Illinois	60089
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (847) 367-8282
(Former Name, Former Address and Former Fiscal year, if changed since last report)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer      ☐                    Accelerated filer     ☐                     Non-accelerated filer     ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
20,650,283 shares of Common Stock, par value $0.01 per share, outstanding as of May 11, 2006.

EAGLE TEST SYSTEMS, INC.
(“The Company”)
INDEX

Page
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2006 (unaudited) and September 30, 2005	3

Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss) (unaudited) for the three and six months ended March 31, 2006 and 2005	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended March 31, 2006 and 2005	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

Part II. Other Information

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	30

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	30

Item 6. Exhibits	30

Signatures	31

Exhibit Index	32
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification Pursuant to 18 U.S.C. Section 1350

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EAGLE TEST SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	September 30,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,509	$9,976
Marketable securities	25,700	12,700
Accounts receivable, net of allowances, of $1,356 and $1,240	16,798	9,202
Inventories	19,759	17,707
Deferred income taxes	3,570	3,426
Prepaid expenses and other current assets	1,775	548

Total current assets	103,111	53,559
Property, plant and equipment, net	11,456	12,135
Other assets	667	477

Total assets	$115,234	$66,171

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,265	$1,523
Current portion of long-term debt	249	249
Deferred revenue	9,763	3,419
Accrued compensation and related liabilities	3,567	3,103
Accrued income taxes	1,668	767
Other accrued expenses	3,983	2,881

Total current liabilities	26,495	11,942
Long-term liabilities:
Long-term debt, less current portion	518	29,484
Redeemable warrants	—	2,667
Deferred income taxes	1,244	1,272
Other long-term liabilities	423	393

Total long-term liabilities	2,185	33,816

Series A convertible preferred stock, par value $0.01 per share, no shares authorized, issued, or outstanding as of March 31, 2006, 3,437 shares authorized and 3,436 shares issued as of September 30, 2005	—	65,000
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2006 and no shares authorized, issued or outstanding as of September 30, 2005	—	—

Common stock, par value $0.01 per share, 90,000,000 and 15,495,325 shares authorized as of March 31, 2006 and September 30, 2005, respectively; 20,650,283 and 5,396,248 shares outstanding as of March 31, 2006 and September 30, 2005, respectively	207	54
Additional paid in capital	138,794	156
Accumulated deficit	(52,447)	(44,665)
Deferred stock compensation expense	—	(132)

Total stockholders’ equity (deficit)	86,554	(44,587)

Total liabilities and stockholders’ equity (deficit)	$115,234	$66,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

EAGLE TEST SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	(unaudited)		(unaudited)
	2006	2005	2006	2005
Net revenue	$28,565	$8,600	$51,013	$28,791
Cost of goods sold	9,319	5,027	16,349	12,707

Gross profit	19,246	3,573	34,664	16,084
Operating expenses
Selling, general and administrative	6,958	5,045	13,246	9,659
Research and development	2,392	2,010	4,468	4,099

Operating income (loss)	9,896	(3,482)	16,950	2,326
Interest expense	2,430	976	3,410	1,946
Other (income) and expense
Income from marketable securities	(305)	(136)	(483)	(293)
Investment impairments	—	—	24	—
Increase (decrease) in value of warrants	3,275	(420)	5,466	(441)
Other (income), net	(10)	(282)	(12)	(292)

Income (loss) before taxes	4,506	(3,620)	8,545	1,406
Provision (benefit) for income taxes	2,733	(1,571)	4,898	400

Net income (loss)	$1,773	$(2,049)	$3,647	$1,006

Net income (loss) per share, basic	$(1.04)	$(0.38)	$(1.06)	$0.07

Net income (loss) per share, diluted	$(1.04)	$(0.42)	$(1.06)	$(0.02)

Weighted average shares outstanding, basic	9,299,266	5,396,248	7,326,312	5,396,248

Weighted average shares outstanding, diluted	9,299,266	5,920,404	7,326,312	14,514,053

Comprehensive income (loss):
Net income (loss)	$1,773	$(2,049)	$3,647	$1,006
Unrealized gain (loss) on marketable securities, net of taxes	—	(122)	—	53

Comprehensive income (loss)	$1,773	$(2,171)	$3,647	$1,059

Income (loss) available to common stockholders:
Net income (loss)	$1,773	$(2,049)	$3,647	$1,006
Retained earnings adjustment for redemption of redeemable preferred stock	(11,430)	—	(11,430)	—
Net income allocated to preferred stockholders	—	—	—	(618)

Income (loss) available to common stockholders	$(9,657)	$(2,049)	$(7,783)	$388

The accompanying notes are an integral part of these condensed consolidated financial statements.

EAGLE TEST SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	March 31,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income	$3,647	$1,006
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,479	846
Investment impairments	24	—
Realized (gain) loss on sale of marketable securities	—	(62)
Gain on sale of property and equipment	—	(246)
Accretion of discount and redemption premium on long-term debt	1,752	140
Increase (decrease) in value of warrants	5,466	(441)
Non cash compensation related to stock options	205	23
Deferred income taxes	(172)	393
Changes in operating assets and liabilities:
Accounts receivable	(7,596)	20,868
Inventories	(2,052)	3,670
Prepaid expenses and other current assets	(1,227)	(115)
Other assets	(214)	23
Accounts payable	5,742	(5,098)
Deferred revenue	6,344	(14,168)
Accrued compensation and related liabilities	464	(4,153)
Accrued income taxes	901	(2,799)
Other accrued expenses	1,102	(1,716)
Other liabilities	30	2

Net cash provided by (used in) operating activities	15,895	(1,827)
Cash flows from investing activities:
Purchases of marketable securities	(13,000)	(27)
Sale of property and equipment	—	659
Capital expenditures	(800)	(5,263)

Net cash used in investing activities	(13,800)	(4,631)
Cash flows from financing activities:
Payments of long-term debt	(30,595)	—
Payments of capital lease obligations	(123)	(21)
Redemption of redeemable preferred stock	(32,500)	—
Proceeds from issuance of common stock, net of issuance costs	86,656	—

Net cash provided by (used in) financing activities	23,438	(21)

Net increase (decrease) in cash and cash equivalents	25,533	(6,479)
Cash and cash equivalents at beginning of period	9,976	17,303

Cash and cash equivalents at end of period	$35,509	$10,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

EAGLE TEST SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)
1. The Company
     Eagle Test Systems, Inc. (the Company) designs, manufactures, sells, and services automated test equipment (ATE) for the semiconductor industry. The Company’s test systems test analog, mixed-signal, and RF (Radio Frequency) semiconductor devices. Semiconductor designers and manufacturers worldwide use semiconductor test systems to test devices at different stages during the manufacturing process. These tested devices are incorporated into a wide range of products, including digital cameras, MP3 players, cellular telephones, video/multimedia products, automotive electronics, computer peripherals, and notebook and desktop computers. The Company is headquartered in Buffalo Grove, Illinois, where the Company develops and manufactures its test systems. The Company operates in one industry segment: the design, manufacture, and marketing of automated test equipment. The Company also maintains various offices worldwide for sales, service, and research to support its customer base directly. The operations of, and net investment in, foreign subsidiaries are not material.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying condensed statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2005, included in the Company’s Prospectus as part of the Registration Statement on Form S-1- File No. 333-130521, filed with the United States Securities and Exchange Commission effective on March 8, 2006.
Preparation of Financial Statements and Use of Estimates
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, which, in the opinion of management, are necessary for the fair statement of the results. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results can differ from those estimates.
Unaudited Interim Results
     The accompanying condensed consolidated balance sheet as of March 31, 2006, and the condensed consolidated statements of net income (loss) and comprehensive income (loss) and condensed consolidated statements of cash flows for the three and six months ended March 31, 2006 and 2005 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations and cash flows for the three and six months ended March 31, 2006 and 2005. The financial data and other information disclosed in these notes to financial statements related to the three and six month periods are unaudited. The results for the three and six months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending September 30, 2006, or for any other interim period or for any other future year.

EAGLE TEST SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
Stock Options
     Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R “Share Based Payment” which was finalized in December 2004 and amended SFAS No. 123 “Accounting for Stock Based Compensation.” Accordingly, the Company records compensation expense using the fair value of options granted over the vesting service period on a straight-line basis including those options that are subject to graded vesting. Under SFAS 123R the Company uses the Black Scholes Option Pricing Model to determine the fair value of the options granted. This model uses such factors as the market price of the underlying shares at date of issuance, exercise price of the option, the expected term of the option, which was approximately six years, utilizing the simplified method as set forth in Staff Accounting Bulletin (SAB) No. 107, a risk free interest rate of approximately 4.5% and an expected volatility rate of approximately 54% based upon a peer group of companies given no historical data for the Company’s own stock. The resulting fair value of $1,595 for options granted thus far in fiscal 2006 will be amortized to expense as vesting occurs, which is over approximately four years. Since we used the minimum value method of measuring equity share options for pro forma disclosure purposes under SFAS No. 123, implementation of 123R applies prospectively to new awards after October 1, 2005. Expense recognized as a result of adoption for the three and six months ended March 31, 2006 was $158 ($122, net of taxes) or $0.01 per basic and diluted share and $181 ($146, net of taxes) or $0.02 per basic and diluted share, respectively.
     Prior to October 1, 2005, the Company accounted for stock options issued to employees under the Company’s stock option plan using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and generally recognized no expense. The Company adopted the disclosure-only provision of SFAS No. 123, for options issued to employees and directors for periods prior to October 1, 2005.
3. Inventories
     Inventories consist of the following:

	March 31,	September 30,
	2006	2005
Raw materials	$6,080	$7,683
Work-in-process	5,899	1,865
Finished goods	5,376	7,434
Inventory at customers under purchase orders	2,404	725

	$19,759	$17,707

     The Company’s policy is to establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for products or market conditions. The Company regularly evaluates the ability to realize the value of its inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end-of-life dates, estimated current and future market value, and new product introductions. Purchasing and alternative usage options are also explored to mitigate obsolete inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. Inventory of $19,759 is stated net of inventory reserves of $7,988 as of March 31, 2006. Inventory of $17,707 is stated net of inventory reserves of $9,082 as of September 30, 2005. If actual demand for products deteriorates or market conditions are less favorable than those the Company projects, additional inventory reserves may be required.

EAGLE TEST SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
4. Initial Public Offering
     On March 14, 2006, the Company completed an initial public offering to sell 6,130,000 shares of common stock to the public at an offering price of $15.50 per share. The initial public offering resulted in net proceeds of $86.7 million. Of the net proceeds, $30.6 million was used to redeem the Company’s senior subordinated debt outstanding and $32.5 million was used to redeem the Company’s redeemable preferred stock outstanding just prior to the offering. The Company retained the remaining $23.6 million in net proceeds for working capital and general corporate purposes. The following summarizes the impacts the initial public offering had on the Company’s capital structure, financial position and results of operations.
Recapitalization
     On March 14, 2006, in connection with the Company’s initial public offering, a Second Amended and Restated Certificate of Incorporation was filed with the State of Delaware that was adopted by the shareholders prior to the initial public offering that implemented the following changes to the Company’s capital stock:
     Change in Authorized Shares — The Company’s Articles of Incorporation were amended to increase the authorized capital stock of the Company from 15,502,199 shares of capital stock consisting of: (i) 15,495,325 shares of common stock, par value $0.01 per share; (ii) 3,437 shares of Series A Convertible Preferred Stock, par value $0.01 per share (Series A Convertible Preferred Stock); and (iii) 3,437 shares of Redeemable Preferred Stock, par value $0.01 per share (Redeemable Preferred Stock) to 100,000,000 shares of capital stock consisting of (i)90,000,000 shares of common stock, par value $0.01 per share, and (ii) 10,000,000 shares of undesignated preferred stock, par value $0.01 per share.
Common Stock
     In connection with the initial public offering, 3,436 shares of Series A Convertible Preferred Stock held by investment funds managed by TA Associates (collectively, the Investors) was converted into 8,590,247 shares of common stock and 3,436 shares of Redeemable Preferred Stock. The conversion resulted in $43,930 being reclassified to the capital accounts of the Company based upon a valuation performed at the time of issuance of the Series A Convertible Preferred Stock. As discussed below, the Redeemable Preferred Stock was redeemed with a portion of the proceeds from the initial public offering.
     In addition, prior to the initial public offering, the Investors exercised $0.01 per share common stock warrants for 525,040 shares of common stock resulting from the conversion of the Senior Subordinated Convertible Notes.
     At March 31, 2006, the Company has reserved 3,564,500 unissued shares of its common stock for possible issuance under the Company’s 2003 Stock Option and Grant Plan and 2006 Stock Option and Incentive Plan.
Preferred Stock
Series A Convertible Preferred Stock/Redeemable Preferred Stock
     Upon the conversion of all of the Series A Convertible Preferred Stock, a portion of the proceeds from the initial public offering was used to redeem all of the shares of the Redeemable Preferred Stock for $32,500. The difference between the fair market value of the Redeemable Preferred Stock at date of issuance of $21,070 and the redemption price of $32,500, or $11,430, was charged to retained earnings in accordance with EITF 98-5 -“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”.

EAGLE TEST SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
4. Initial Public Offering (continued)
Long-term Debt
Senior Subordinated Convertible Notes/ Senior Subordinated Notes
     In connection with the completion of the Company’s initial public offering on March 14, 2006, the 12% Senior Subordinated Convertible Notes were converted into $29,995 in 12% Senior Subordinated Notes and 525,040 of $0.01 common stock warrants. As discussed above the common stock warrants were exercised by the Investors. The Senior Subordinated Notes were repurchased from the Investors with a portion of the proceeds from the initial public offering for $29,995, along with the payment of a 2% early redemption premium of $600. The unamortized debt discount of $1,033 from the original issue of the 12% Senior Subordinated Convertible Notes was charged to interest expense in March, 2006 in connection with recording the note conversion and redemption.
Warrants
     Prior to the exercise of the common stock warrants in connection with the initial public offering, the warrants enabled the Investors to put the warrants to the Company at fair value at any time after September 30, 2008. The warrants were thereby considered liability instruments and recorded at fair value based upon independent valuations. The change in the value of the warrants was a decrease of $420 and $441 for the three and six months ended March 31,2005, respectively, and an increase of $3,275 and $5,466 for the three and six months ended March 31, 2006, respectively, and the changes in the fair value were recorded in the income statement as other (income) expense. The warrants were exercised by the Investors on March 14, 2006 in connection with the Company’s initial public offering and the carrying value of $8,133 was reclassified to stockholders’ equity.
5. Long-Term Debt
     Long-term debt consists of the following:

	March 31,	September 30,
	2006	2005

Senior Subordinated Convertible Notes, net of discount of $1,157 at September 30, 2005	$—	$28,843
Capital lease obligations	767	890

	$767	$29,733
Less current portion of capital lease obligations	(249)	(249)

	$518	$29,484

     As discussed above in Note 4, the Senior Subordinated Convertible Notes converted into Senior Subordinated Notes on March 14, 2006 and were repurchased from the Investors with a portion of the proceeds from the initial public offering.
6. Net Income Per Share
     The Company adopted EITF Issue No. 03-6, “Participating Securities and the Two — Class Method under FASB Statement No. 128, Earnings Per Share” from October 1, 2004. The EITF is applicable for all fiscal periods commencing on or after March 31, 2004 and requires the use of the two-class method to compute basic EPS for companies with participating convertible securities. The Series A Convertible Preferred Stock was converted and the Redeemable Preferred Stock was redeemed in connection with the Company’s initial public offering and therefore, for periods ended after March 14, 2006, the two-class computation method is no longer applicable.
     Basic net income per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per common share reflects the maximum dilution that would have resulted from the assumed exercise of Series A Convertible Preferred Stock, warrants, and stock options, as applicable, and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares and all dilutive securities outstanding unless the computation is anti-dilutive.

EAGLE TEST SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
A reconciliation between basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31
	2006	2005	2006	2005
Net income (loss)	$1,773	$(2,049)	$3,647	$1,006
Basic EPS:
Adjustments to income:
Retained earnings adjustment for conversion of redeemable preferred stock *	(11,430)	—	(11,430)	—
Net income allocated to convertible preferred shares	—	—	—	(618)

Income (loss) available to common stockholders	(9,657)	(2,049)	(7,783)	388

Weighted-average common share outstanding	9,299,266	5,396,248	7,326,312	5,396,248
Basic net income (loss) per common share	$(1.04)	$(0.38)	$(1.06)	$0.07

Diluted EPS:
Adjustments to Income:
Dividend on redeemable preferred stock – as converted	$—	$— **	$—	$(818)
Warrant value adjustment	— **	(420)	— **	(441)

(Loss) available to common stockholders	$(9,657)	$(2,469)	$(7,783)	$(253)

Weighted-average common shares outstanding	9,299,266	5,396,248	7,326,312	5,396,248
Plus impact of convertible preferred stock and warrants and stock options, as applicable	— **	524,156	— **	9,117,805

Diluted common shares	9,299,266	5,920,404	7,326,312	14,514,053

Diluted (loss) per common share	$(1.04)	$(0.42)	$(1.06)	$(0.02)

*	The difference between the fair market value of the Redeemable Preferred Stock at date of issue of $21,070 and the redemption price of $32,500 was charged to retained earnings. This adjustment is used to reduce net income to arrive at income available to common stockholders for purposes of calculating earnings per common share in accordance with EITF Topic D-42-“The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”.

**	This element of the diluted EPS computation is not applicable since the impact on the computation would be anti-dilutive.

EAGLE TEST SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
7. Income Taxes
     We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. The Company’s effective tax rate will vary to the extent items used to derive book taxable income are not deductible for income tax purposes. The Company’s income tax expense was $2.7 million for a 60.7% effective tax rate, and $4.9 million for a 57.3 % effective tax rate for the three and six-month periods ended March 31, 2006, respectively. The primary reason for the increase in the effective tax rate for these periods is due to the increase in value of warrants of $3.3 million and $5.5 million for the three and six months ended March 31, 2006, which is not tax deductible. The Company had an income tax benefit of $1.6 million for an effective tax rate of 43.4% for the three months ended March 31, 2005, and tax expense of $0.4 million for an effective tax rate of 28.4% for the six months ended March 31, 2005. The primary reason for the lower effective tax rate for these periods is due to the decrease in value of warrants of $0.4 million for the three and six months ended March 31, 2006, which does not represent a taxable benefit to the Company.
8. Stock Option Plans
     The Company adopted the 2003 Stock Option and Grant Plan and the 2006 Stock Option and Incentive Plan, (the Plans) which provide for the issuance of incentive and nonqualified common stock options to employees, directors, and consultants of the Company. The Board of Directors has reserved 3,564,500 shares of common stock to be issued in conjunction with these Plans. The term of the options shall be no more than 10 years from the date of grant. Options granted under the Plans generally vest in periods between one and four years, as determined by the Board of Directors. During the year ended September 30, 2005 and for the three and six months ended March 31, 2006, the Company issued stock options under the Plans.
     The Company’s stock option activity for the six months ended March 31, 2006 under the Plans is as follows:

		Weighted
	Outstanding	Average
	Options	Exercise Price
Outstanding at September 30, 2005	703,111	$8.29
Granted	325,000	10.46
Exercised	(8,750)	6.00
Forfeited	(64,861)	9.00

Outstanding at March 31, 2006	954,500	$9.00

     The Company adopted SFAS No. 123R effective October 1, 2005. A summary of the status of the Company’s non vested stock options issued post SFAS 123R implementation, as of March 31, 2006, and changes for the six month period ended March 31, 2006, is presented below:

		Weighted
		Average
		Grant-Date
Non Vested Options	Options	Fair Value
Non vested at September 30, 2005	—	$—
Granted	325,000	$4.91
Vested	(37,222)	$3.75
Forfeited	—	$—
Non vested at March 31, 2006	287,778	$5.06

EAGLE TEST SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
8. Stock Option Plan (continued)
As of March 31, 2006, there was $1,413 of total unrecognized compensation costs related to the stock based compensation granted under the Plans. This cost is expected to be amortized over a weighted average service period of 3.6 years. The fair value of the related stock based compensation expense recorded for the three and six months ended March 31, 2006 was $158 and $181, respectively.
The following table summarizes information about all stock options outstanding for the Company as of September 30, 2005:

Options Outstanding				Options Vested
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$6.00-$7.00	319,500	8.41	$6.32	122,833	$6.25
$8.00-$10.00	383,611	8.83	$9.92	132,257	$10.00

	703,111			255,090

     The following table summarizes information about all stock options outstanding for the Company as of March 31, 2006:

Options Outstanding				Options Vested
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$6.00-$7.00	369,500	8.24	$6.47	163,979	$6.34
$8.00-$10.00	395,000	8.42	$9.65	157,188	$9.90
$11.00-$13.00	190,000	9.89	$12.58	20,556	$11.40

	954,500			341,723

The total intrinsic value of options outstanding and total options vested as of March 31, 2006, was $6,110 and $2,433, respectively.
9. Commitments and Contingencies
Contingencies
     The Company’s sales agreements indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks, or copyrights of third parties. The terms of these indemnification agreements are generally indefinite after execution of the agreement. The maximum amount of potential future indemnification is unlimited. However, to date, the Company has not paid any claims or been required to defend any lawsuits with respect to any claim.
     From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect on the financial position, results of operations, or cash flows of the Company.

EAGLE TEST SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
9. Commitments and Contingencies (Continued)
   Product Warranty
          The Company’s systems are sold with warranty provisions that require the Company to remedy deficiencies in quality or performance of its products over a period ranging from 12 to 24 months. The policy of the Company is to establish warranty reserves at the time revenue is recognized at levels that represent the estimate of costs that will be incurred to fulfill those warranty requirements.
     The following table shows the details of the product warranty accrual:
Product Warranty Activity

	Six Months Ended
	March 31,
	2006	2005
Balance at beginning of period	$563	$1,271
Warranty expenditures	(390)	(839)
Provisions for warranty	492	352

Balance at end of period	$665	$784

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements And Projections
          This Quarterly Report on Form 10-Q contains forward looking statements. Forward looking statements relate to future events or our future financial performance. We generally identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward looking statements is subject to risks, uncertainties and other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Accordingly, you should not rely upon forward looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward looking statements. The forward looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.
Overview
     We design, manufacture, sell and service high-performance ATE for the semiconductor industry. Our test equipment addresses our customers’ volume production needs and is designed to enable our customers to achieve low overall cost-of-test per device. Our innovative products test analog, mixed-signal and RF semiconductors. Semiconductors tested by our systems are incorporated into a wide range of products in high-growth markets, including digital cameras, MP3 players, cellular telephones, video/multimedia products, automotive electronics, computer peripherals, and notebook and desktop computers.
     Our business and operating results depend significantly on the level of capital expenditures by companies in the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of over-supply and under-supply, which has resulted in wide fluctuations in demand for our products and services. These demand fluctuations have resulted in significant variations in our revenue, expenses and results of operations in our historical results of operations. These types of fluctuations are likely to continue in future periods.
     Our business experienced significant growth so far in fiscal 2006 as our net revenue increased during the six months ended March 31, 2006 to $51.0 million from $28.8 million during the same period in the prior fiscal year, an increase of $22.2 million, or 77.1% and our net income in this period increased to $3.6 million from $1.0 million for the same period in the prior fiscal year.
     Changes in industry conditions often occur very rapidly and can be very difficult to predict. Thus, we cannot foresee the timing and extent of such changes or their effect on our customer orders and revenue with significant accuracy. In addition, these cycles typically have a disproportionately negative impact on capital equipment manufacturers, including providers of test systems. As part of our strategy to address this volatility and lack of visibility, we outsource a substantial portion of our manufacturing functions to third party subcontractors. The purpose of this strategic outsourcing model is to reduce our fixed costs and working capital requirements, making our expense structure more flexible during downturns. Outsourcing also allows us to increase production rapidly to capitalize on market opportunities during upturns. We believe our outsourcing strategy provides us with the flexibility to respond more rapidly to changes in industry conditions and demand for our test systems.
     Historically, a significant portion of our revenue in each quarter and year has been derived from sales to relatively few customers. While we seek to expand and diversify our customer base, we expect our revenue to continue to be derived from a small number of customers. In the three months ended March 31, 2006, sales to Texas Instruments Incorporated and ON Semiconductor Corporation accounted for 61.4% and 11.7% of our net revenue, respectively.
     During a given quarter, a significant portion of our revenue may be derived from the sale of a relatively small number of test systems. Our test systems range widely in average selling price, depending upon many factors such as model, configuration and level of testing resources sold with the system. Consequently, a small change in the number or product mix of systems sold may cause significant changes in our operating results. Thus, we do not believe that period-to-period comparisons of our financial results are necessarily meaningful, and they should not be relied upon as an indication of our future performance.
     On March 14, 2006, we consummated our initial public offering in which we sold 6,130,000 shares of common stock to the public at an offering price of $15.50 per share. The initial public offering resulted in net proceeds of $86.7 million. Of the net proceeds $30.6 million was used to redeem our senior subordinated debt outstanding (including a $0.6 million early redemption premium) and $32.5 million was used to redeem our redeemable preferred stock outstanding just prior to the offering. We retained the remaining $23.6 million in net proceeds for working capital and general corporate purposes. In connection with recording the redemption of the senior subordinated debt, we recorded an expense of $1.0 million to write-off the unamortized debt discount remaining on the note, additionally an expense of $0.6 million was recorded to reflect the early redemption premium paid upon redemption of the note. As a result of the redemption of the redeemable preferred stock with the use of $32.5 million of the initial public offering proceeds, the difference between the fair value of the redeemable preferred stock of $21.1 million, based upon a valuation done at the date of the investment, and the purchase price of $32.5 million was recorded as a charge against retained earnings in accordance with generally accepted accounting principles. This retained earnings charge of $11.4 million was used to arrive at net income available for common stockholders. This charge caused us to report a loss per common share for the three and six-month periods ended March 31, 2006, despite having net income for these respective operating periods.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending September 30, 2007, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. Furthermore, our registered independent public accounting firm will be required to report on our assessment of the effectiveness of our internal control over financial reporting and separately report on the effectiveness of our internal control over financial reporting. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. If we fail to timely complete this assessment, or if our independent registered public accounting firm cannot attest to our assessment, we may be subject to regulatory sanctions and a loss of public confidence.
Critical Accounting Policies and Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying notes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable. Although these estimates are based on our present best knowledge of the future impact on us of current events and actions, actual results may differ from these estimates, assumptions and judgments.
     We consider “critical” those accounting policies that require our most subjective or complex judgments, which often result from a need to make estimates about the effect of matters that are inherently uncertain, and that are among the most important of our accounting policies in the portrayal of our financial condition and results of operations. These critical accounting policies are: revenue recognition, valuation of excess and obsolete inventory, accounting for warranty reserves, determination of our allowance for sales returns and uncollectibles, and stock-based compensation.
     Revenue Recognition. We derive revenue primarily from sales of test systems and individual resource boards. Substantially all of our revenue to date has been denominated in United States dollars. Revenue related to test system sales is recognized when:
•	we have a written sales agreement;

•	delivery has occurred or services have been rendered;

•	the price is fixed or determinable; and

•	collectibility is reasonably assured.
     Installation services are generally part of the test system sale. Revenue from test system sales is deferred until the test system is delivered, installed and accepted at the customer location.
     When sales to a customer involve multiple elements, revenue is recognized on the delivered element, provided that the undelivered element is a standard product, there is a history of acceptance on the product with the customer, and the undelivered element is not essential to the customer’s application. When a sale of a test system includes post contract customer support, or PCS, revenue for the PCS is recognized ratably over the PCS period. Revenue related to individual resource boards is recognized upon shipment.
     In a few instances we have entered into short-term rental agreements with customers for the use of our test systems. We recognize rental revenue ratably over the applicable rental period. Rental revenue is included as a component of test system sales and has been immaterial to date.
     Inventory Reserves. We state our inventories at the lower of cost or estimated market value, determined on a first-in, first-out method. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for test systems or market conditions. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales or usage, estimated product end-of-life dates, estimated current and future market value and new product introductions. Purchasing and alternative usage options are also explored to mitigate obsolete inventory exposure. If actual demand for test systems deteriorates or market conditions are less favorable than those we project, additional inventory reserves may be required.
     We determine the valuation of excess and obsolete inventory by making our best estimate considering the current quantities of inventory on hand and our forecast of the need for this inventory to support future sales of our test systems. We often have limited information on which to base our forecasts. If future sales differ from these forecasts, the valuation of excess and obsolete inventory may change.
     Warranty Reserves. Our test systems are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our test systems. We are also subject to laws and regulations in the various countries in which we sell regarding vendor obligations to ensure product performance. At the time we recognize revenue from a test system’s sale, we determine the reserve for the future cost of meeting our obligations under the standard warranties and product performance laws and regulations by considering our historical experience with the costs of meeting these obligations. If the future costs of meeting these obligations differ from our historical experience, additional reserves for warranty obligations may be required.
     Allowance for Sales Returns and Uncollectibles. We determine our allowance for sales returns and uncollectibles by making our best estimate considering our historical accounts receivable collection experience, current economic trends, changes in customer payment terms and recent information that we have about the current status of our accounts receivable balances. If future conditions cause our collections experience to change or if we later obtain different information about the status of any or all of our accounts receivable, additional allowances for sales returns and uncollectibles may be required.
     Stock-Based Compensation. Effective October 1, 2005, we have adopted Statement of Financial Accounting Standard No. 123R “Share Based Payment” (SFAS 123R) which amends SFAS 123 “Accounting for Stock Based Compensation,” (SFAS 123), which requires us to expense stock options based upon the fair market value on the date of grant. We are amortizing the fair market value of options granted over the vesting period of the options and we are using the prospective method of adoption as defined under SFAS 123R. Expense associated with stock options issued to nonemployees/nondirectors is recorded in accordance with SFAS 123.
     For all options issued after October 1, 2005, we are recording compensation expense under the provisions of SFAS 123R using the fair market value of the options granted amortized over the vesting service period. Expense recognized for the three and six months ended March 31, 2006 was $158,000 and $181,000, respectively.
Results of Operations
     The following sets forth certain operating data as a percentage of net revenue for the periods presented:

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	32.6	58.5	32.0	44.1

Gross profit	67.4	41.5	68.0	55.9
Operating expenses
Selling, general and administrative	24.4	58.7	26.0	33.6
Research and development	8.4	23.3	8.8	14.2

Operating income (loss)	34.6	(40.5)	33.2	8.1
Interest expense	8.5	11.3	6.7	6.7
Increase (decrease) in value of warrants	11.4	(4.9)	10.7	(1.5)
Other (income)	(1.1)	(4.8)	(0.9)	(2.0)

Income (loss) before taxes	15.8	(42.1)	16.7	4.9
Provision (benefit) for income taxes	9.6	(18.3)	9.6	1.4

Net income (loss)	6.2%	(23.8)%	7.1%	3.5%

     The following sets forth our net revenue breakdown by geographic region, in thousands and as a percentage of net revenue, during the periods presented. Substantially all of our revenue to date has been denominated in United States dollars.

		Three Months Ended				Six Months Ended
	March 31,				March 31
	2006		2005		2006		2005
United States	$6,835	23.9%	$3,926	45.7%	$12,599	24.7%	$16,357	56.8%
Malaysia	10,300	36.1	1,892	22.0	21,240	41.6	*	*
Taiwan	4,397	15.4	*	*	5,808	11.4	*	*
Thailand	3,498	12.2	*	*	*	*	*	*
Other	3,535	12.4	2,782	32.3	11,366	22.3	12,434	43.2

Total	$28,565	100.0%	$8,600	100.0%	$51,013	100%	$28,791	100%

*	Less than 10% of total revenues

The following customers accounted for 10% or more of our net revenue in one or more of the periods presented:

	Three Months			Six Months
	Ended			Ended
	March 31,			March 31,
	2006		2005	2006		2005
Allegro MicroSystems, Incorporated	*	%	10.0%	*	%	*	%
National Semiconductor Corporation	*		13.1	13.4		12.5
ON Semiconductor Corporation	11.7		*	*		*
Texas Instruments Incorporated	61.4		36.3	48.8		36.7

*	Less than 10%.
     Comparison of Three and Six Months Ended March 31, 2006 and 2005
     Net Revenue. Net revenue in the three months ended March 31, 2006 increased 232%, or $20.0 million, to $28.6 million, as compared to net revenue of $8.6 million in the same quarter of the prior year. This increase was primarily due to a $14.4 million increase in test system sales to one of our largest customers, Texas Instruments Incorporated, and a general increase in tester shipments to semiconductor manufacturers who use our automated test equipment. Net revenue also increased by $6.1 million or 27.3% from the first quarter of fiscal 2006.
     Net revenue increased to $51.0 million, or by $22.2 million, in the six months ended March 31, 2006, an increase of 77.2% from net revenue of $28.8 million in the comparable period in the preceding year. This increase was primarily due to a $14.3 million increase in test system sales to Texas Instruments Incorporated.
     Gross Profit. Gross profit was $19.2 million, or 67.4% of net revenue, in the three months ended March 31, 2006 and $3.6 million, or 41.5% of net revenue, in the same period in the prior fiscal year. Gross profit increased as a percentage of net revenue due to increased sales and better utilization of overhead costs and manufacturing personnel due to higher volume production as compared to the prior period. Additionally, gross profit as a percentage of net revenue increased due to reversals of inventory reserves of $0.1 million in the three months ended March 31, 2006, as compared to additional reserves of $0.7 million set up in the same period of the prior fiscal year. The reduction in inventory reserves in the current fiscal year was due to the usage of inventory previously reserved for in fiscal 2005 being greater than any additional reserves required in the current period. Prior year reserves were established as a result of lower visibility of demand for our products.
     For the six months ended March 31, 2006, gross profit was $34.7 million or 68.0% of net revenue as compared to $16.1 million or 55.9% of net revenue for the six months ended March 31, 2005. Gross profit increased as a percentage of net revenue due to increased sales and better utilization of overhead costs and manufacturing personnel due to higher volume production as compared to the prior period. Additionally, gross profit as a percentage of net revenue increased due to reversals of inventory reserves of $0.6 million in the six months ended March 31, 2006, as compared to additional reserves of $1.7 million set up in the same period of the prior fiscal year.
     Selling, General and Administrative. SG&A expenses were $7.0 million, or 24.4% of net revenue, in the three months ended March 31, 2006, and $5.0 million, or 58.7% of net revenue, in the same period in the prior fiscal year, an increase of $1.9 million. The increase in SG&A expenses in the current quarter compared to the same period in the prior year was primarily due to $0.7 million in increased personnel cost related to sales and service offices opened in Asia and Europe in the past year and $0.8 million of additional commission and incentive compensation accruals as a result of increased system sales and operating performance.
     For the six months ended March 31, 2006, SG&A expenses were $13.2 million, or 26.0% of net revenue, and $9.7 million, or 33.6% of net revenue, in the same period in the prior fiscal year, an increase of $3.6 million. This increase was primarily due to $1.1 million in increased personnel costs related to sales and service offices opened in Asia and Europe in the past year and $1.6 million of additional commission and incentive compensation accruals as a result of increased system sales and operating performance.
     Research and Development. R&D expenses were $2.4 million, or 8.4% of net revenue, in the three months ended March 31, 2006, and $2.0 million, or 23.3% of net revenue, in the same period in the prior fiscal year, an increase of $0.4 million. The increase in

R&D expenses in the current quarter compared to the same period in the prior year was primarily due to $0.4 million in additional personnel and related facility costs for headcount, and additional depreciation expense on increased equipment used in the development process, offset in part by a $0.1 million decrease in product development related materials.
For the six months ended March 31, 2006, R&D expenses were $4.5 million, or 8.8% of net revenue, and $4.1 million, or 14.2% of net revenue, in the same period in the prior fiscal year, an increase of $0.4 million. This increase was primarily due to $0.9 million in additional personnel and related facility costs for headcount, and additional depreciation expense on increased equipment used in the development process, offset in part by a $0.6 million decrease in product development related materials.
     Interest Expense. Interest expense was $2.4 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively. The increase in interest expense in the current quarter is due to a $1.0 million writeoff of unamortized debt discount and a $0.6 million redemption premium recorded on the senior subordinated convertible notes which were repaid with the proceeds of our initial public offering on March 14, 2006, offset by a reduction in interest expense of $0.2 million due to repayment of this instrument prior to the end of the quarter.
Interest expense was $3.4 million and $1.9 million for the six months ended March 31, 2006 and 2005, respectively. The increase is due to the same factors as noted for the three months ended March 31,2006 and 2005.
     Increase (Decrease) in Value of Warrants. Increase in value of warrants was $3.3 million for the three months ended March 31, 2006, compared to a decrease in value of warrants of $0.4 million for the same period in the prior fiscal year. These amounts were recorded due to the increase (decrease) in the fair market value of the common stock warrants since under certain circumstances we could be required to purchase these after September 30, 2008 at fair market value. These warrants were exercised and redeemed at the time of completion of the initial public offering at the common stock price to the public, resulting in an expense equal to the difference between the warrants valued at the common stock price to the public and the warrant valuation as of the end of the prior quarter which was based upon an independent valuation. Since the warrants are no longer outstanding at March 31, 2006, there will be no further charges or credits for changes in the value of this instrument in future periods.
The increase in value of warrants was $5.5 million for the six months ended March 31, 2006, compared to a decrease in value of warrants of $0.4 million for the same period in the prior fiscal year. The reasons for the change in the increase (decrease) in value of warrants is the same as that described for the three months ended March 31, 2006. Since the warrants are no longer outstanding at March 31, 2006, there will be no further charges for changes in the value of this instrument in future periods.
     Other (Income) and Expense. Other (income) expense was income of $0.3 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively. Income in the three months ended March 31, 2005 includes a gain of $0.3 million realized upon the sale of our former corporate headquarters facility. The remaining portion of other income during these periods primarily relates to interest income from cash equivalents and marketable securities balances.
Other (income) expense was income of $0.5 million and $0.6 million for the six months ended March 31, 2006 and 2005, respectively. The decrease of $0.1 million is due to the gain of $0.3 million realized in March, 2005 upon the sale of our former corporate headquarters facility, offset by an increase of $0.2 million in interest income from cash equivalents and marketable securities balances.
     Provision (benefit) for Income Taxes. Our income tax expense was $2.7 million, a 60.7% effective tax rate, in the three months ended March 31, 2006. Our income tax benefit was $1.6 million, a 43.4% effective tax rate, in the same period in the prior fiscal year. The increase in tax provision of $4.3 million and the increase in the effective tax rate was primarily due to an increase in pretax income of $8.1 million and an increase in value of warrants of $3.3 million in the three months ended March 31, 2006 which is not tax deductible.
Income tax expense was $4.9 million and $0.4 million, and the effective tax rate was 57.3% and 28.4%, in the six months ended March 31, 2006 and 2005, respectively. The increase in tax provision of $4.5 million and the increase in the effective tax rate was primarily due to an increase in pretax income of $7.1 million and an increase in value of warrants of $5.5 million which is not tax deductible.
Liquidity and Capital Resources
     Since our inception we have financed our operations primarily through cash generated from operations and our existing cash balances. On March 14, 2006, we completed our initial public offering, generating net proceeds of $86.7 million, of which $63.1 million was used to payoff our senior subordinated notes and redeemable preferred stock. As of March 31, 2006, we had $61.2 million in cash, cash equivalents and marketable securities.
     Our balance in cash, cash equivalents and marketable securities increased from $22.7 million as of September 30, 2005 to $61.2 million as of March 31, 2006. Operating activities during the six months ended March 31, 2006 provided cash of $15.3 million, due to income of $3.6 million resulting primarily from sales of test systems, an increase in value of warrants of $5.5 million that did not require cash, and an increase in accounts payable and accrued expenses of $8.2 million due to a standard lag in payment on purchases used to support increased sales activity. These increases in working capital were offset in part by increased accounts receivables (net of deferred revenue) of $1.3 million due to increased sales activity, and an increase in inventory of $2.1 million due to additional component purchases, work-in-process, and finished goods made to support anticipated increasing sales activity. Financing activities generated cash of $86.7 million from our initial public offering completed March 14, 2006, of which $63.1 million was used to payoff $30.6 million of senior subordinated notes and $32.5 million of redeemable preferred stock.
     Based upon our current level of operations, we believe our cash flow from operations, cash balances and marketable securities will be adequate to meet our anticipated liquidity needs for at least the next twelve months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. To the extent that cash from operations, cash balances and marketable securities, are insufficient to fund our future activities, we may need to raise additional funds through bank lines of credit or public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.
Contractual Obligations
     The following table describes our cash commitments, in thousands, to settle contractual obligations as of March 31, 2006.

	Payments Due in
		Remainder
	Total	Of 2006	2007-2008	2009-2010	Thereafter
Operating lease obligations	$14,140	$1,059	$3,913	$3,210	$5,958
Capital lease obligations	823	142	562	119	—
Purchase commitments(1)	9,332	9,332	—	—	—

Total	$24,295	$10,533	$4,475	$3,329	$5,958

(1)	The purchase commitments primarily represent the value of purchase orders issued for raw materials and purchased services that have been scheduled for fulfillment in the next six months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
          In fiscal year ended September 30, 2005, we adopted an investment strategy that has eliminated investments in equity securities that we have held in the past and limits our investments to government securities and other short-term, investment-grade, marketable securities. As of March 31, 2006, most of our investments represent investment-grade securities focused on preservation of principal, with interest rates that are reset every 7 to 28 days, and have a put option to convert to cash within 2 to 5 days.
          Our revenues and expenses are denominated in U.S. dollars. In addition, our sales contracts are also denominated in U.S. dollars. As a result, we have little exposure to currency exchange risks. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.
Item 4. Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
          Not applicable.
Item 1A. Risk Factors
          We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Risks Related to Our Business and Industry
The highly cyclical nature of the semiconductor industry could adversely affect our operating results.
          Our business and operating results depend to a significant extent on capital expenditures by companies in the semiconductor industry that purchase our automated test equipment (ATE). Historically, the semiconductor industry has been highly cyclical with recurring periods of over-supply. These cycles typically have a disproportionately negative impact on capital equipment manufacturers, including providers of test systems like us. In most cases, the decrease in capital expenditures for test systems by our customers is more pronounced than the downturn in the overall semiconductor industry.
          We believe that the semiconductor industry is emerging from a downturn, which affected the industry in late 2004 and in the first half of 2005. A similar yet more severe and prolonged downturn occurred between 2001 and 2003. Such downturns will likely recur, and because they often occur very rapidly, we cannot adequately foresee their timing and extent, or their effect on customer orders and revenues. If we do not accurately predict the timing or extent of a downturn, we may not adequately reduce our operating expenses in light of decreased revenue, which will adversely affect our financial performance, and potentially our stock price. During downturns we experienced, and in the future we may experience:
•	decreased customer orders, test systems shipments and revenue;

•	decreases in backlog;

•	decreases in the ASPs of our test systems;

•	delays in order commitments;

•	lower operating margins;

•	increases in order cancellations and customer-requested shipment delays;

•	excess production capacity;

•	delays in collecting accounts receivable; and

•	excessive inventory levels.
          As a result of these and other factors, industry downturns are expected to negatively impact our business and financial performance. Moreover, such downturns, or the speculation about such downturns by investors or industry analysts, may have a material adverse effect on our stock price.

Our quarterly operating results may fluctuate significantly from period to period and this may cause our stock price to decline.
          In the past we have experienced, and in the future we expect to experience, fluctuations in revenues and results of operations from quarter to quarter. These fluctuations can be caused by a variety of factors including:
•	rapid shifts in demand for, or acceptance of, our products as a result of the cyclical nature of the semiconductor equipment industry or otherwise, often resulting in sharp reductions in equipment sales during industry downturns and increased equipment sales during periods of industry recovery;

•	the loss of a significant customer or reduced capital spending by a customer;

•	delays, cancellations or reschedulings, or other changes in the timing or terms of product shipments;

•	acceleration or postponement of existing customer order delivery dates;

•	delays in acceptance of products as a result of our failure to meet customers’ specifications;

•	the timing of our new product introductions, and market acceptance of our new products and enhanced versions of our existing products;

•	our competitors’ announcements of new products, services or technological innovations, which can, among other things, render our products less competitive;

•	competitive pressures resulting in lower ASPs for our test systems;

•	lower gross margins in any period due to changes in our product mix or increased prices for components;

•	our inability to quickly reduce our fixed costs or management’s decision to maintain headcount notwithstanding decreased demand for our products;

•	disruptions in our manufacturing or in our supply of components, causing us to delay shipment of our products; and

•	write-offs of excess or obsolete inventory and accounts receivable that are not collectible.
          A significant portion of our revenue is derived from the sale of a relatively small number of test systems. Accordingly, a decline in the number, or change in the timing or terms, of the test systems we sell from quarter-to-quarter may also cause significant changes in our results of operations. This, in turn, would likely cause a decline in the market price of our common stock.
          We believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful or an accurate indicator of our future performance. Because of this difficulty in predicting future performance, our results of operations may fall below the expectations of securities analysts or investors in future quarters. Our failure to meet these expectations would likely cause a decline in the market price of our common stock.
We depend on a small number of customers for a significant portion of our sales, and the loss of any of these customers will adversely affect our revenue.
          A small number of customers has accounted for a significant portion of our revenue in any particular period. We expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenue for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our test systems, and may cancel orders with little regard for potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenue and results of operations.
We face difficulty in obtaining new customers because of the high cost of switching test equipment vendors in our markets.
Semiconductor companies typically select one vendor’s systems for testing an entire product family of semiconductors, and make substantial investments to obtain test systems and ancillary equipment, and to develop related test program software. Once a semiconductor company has implemented a test system for a product family of semiconductors, it is often difficult and costly to switch to another vendor’s test system because the test system is often part of the product specifications for a newly developed device. Accordingly, unless our test systems offer substantial performance or cost advantages that materially outweigh a customer’s expense of switching to our test systems, it will be difficult for us to achieve significant sales to that customer once it has selected another vendor’s test system for an application.

Our sales cycle is long, requires significant investment, and may not result in additional sales.
          Our customers generally take considerable time to evaluate our test systems, and many people are involved in the evaluation and decision-making process. Our product sales cycle typically ranges from six to nine months. Sometimes our sales cycle can be much longer, particularly when the sales process involves developing new test programs for our customers or the introduction of new products. During the sales process, we commit substantial time and financial resources to our sales efforts prior to receiving any revenue. Despite these efforts, we may never receive any revenue from such potential customers. The length of time it takes for us to complete a sale and the extent of our investment depends on many factors, including:
•	the capital expenditure budgets and capital equipment needs of our customers;

•	the willingness and ability of customers to incur the expense of adopting new product platforms;

•	the internal technical capabilities and sophistication of our customers;

•	the efforts and effectiveness of our sales force; and

•	the need for and our success in demonstrating our technical and manufacturing capabilities to meet our customers’ requirements.
          In addition, if we do make a sale to a new customer, the customer may purchase only one of our test systems, or may evaluate a test system’s performance for a lengthy period of time before considering whether to purchase any additional test systems from us. Variations in the length of the period between purchases by new customers can cause our revenue and results of operations to vary widely from period to period.
We face substantial competition that, among other things, may adversely affect our sales and may lead to price pressure.
          We face substantial competition in the ATE market throughout the world. Our principal competitors include Credence Systems Corporation, LTX Corporation and Teradyne, Inc. Some of these competitors have greater financial, engineering, manufacturing and marketing resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products, which could impair our revenue. Some of these competitors also have broader product offerings, larger installed customer bases and more extensive customer support capabilities than we do. We expect our competitors to continue to improve the performance of and support for their current products and to introduce new products, technologies or services that could adversely affect sales of our current and future products. In addition, other test equipment companies that do not currently focus on our target markets could choose to do so. We may not be able to compete effectively with any new or current competitors, which would have an adverse effect on our revenue and results of operations.
          Our competitors may also elect to reduce the prices of their products in order to increase their market share or obtain new customers, leading to a reduction in test system ASPs throughout our industry. We may be required to react to these and other competitive dynamics. Any decrease in the prices of our test systems or any increase in the discounts granted to our customers could adversely impact our growth, revenue and results of operations.
We rely on a few key employees and our success depends on our ability to hire and retain key personnel.
          Our future success depends in large part on the continued service of our key executive officers, including Leonard Foxman, our founder and Chief Executive Officer, Theodore Foxman, our Chief Operating Officer, and Stephen J. Hawrysz, our Chief Financial Officer. Leonard Foxman has managed us since our inception and would be extremely difficult to replace. We are also dependent on the continued service of our key research, engineering, manufacturing, marketing and sales personnel, each of whom possesses unique skills and experience. Although we have employment and non-competition agreements with each of our executive officers, these individuals or other key employees may nevertheless leave us. Because these employees would be difficult to replace, the loss of any of our key employees could have an adverse effect on our business, financial condition and results of operations. Also, to support our current operations and future growth, we will need to attract and retain additional qualified employees. Competition for qualified personnel in the technology area is intense, and we operate in several geographic locations where labor markets are particularly competitive.
          Our future success depends to a significant extent on the ability of our executive officers and other members of our management team to operate effectively, both individually and as a group. Our business may be harmed if we do not successfully allocate responsibilities among our management team or if some members of our management team do not succeed in their roles.

If we fail to maintain adequate internal control over financial reporting, if we are unable to timely complete our assessment of the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm cannot attest to our assessment of our internal control over financial reporting, we may be subject to regulatory sanctions and a loss of public confidence and the trading price of our stock could be negatively impacted.
          Effective internal reporting controls are necessary for us to provide reliable financial reports and effectively detect and prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required beginning with our fiscal year ending September 30, 2007 to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. Furthermore, our registered independent public accounting firm will be required to report on our assessment of the effectiveness of our internal control over financial reporting and separately report on the effectiveness of our internal control over financial reporting. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. If we fail to timely complete this assessment, or if our independent registered public accounting firm cannot attest to our assessment, we may be subject to regulatory sanctions and a loss of public confidence. Also, the lack of effective internal control over financial reporting may adversely impact our ability to prepare timely and accurate financial statements.
We have grown rapidly and if we fail to manage our growth, our business will suffer.
          Although we commenced operations in 1976, over the past five years we have experienced, and continue to experience, rapid growth in our operations. This growth has included hiring key personnel, relocating our manufacturing facility, entering foreign markets and developing new customer relationships. We anticipate that further expansion of our operations will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and is expected to continue to place, a substantial strain on our management, operational and financial resources. In order to manage future growth, we will be required to improve existing, and implement new, operating and management systems, procedures and controls. We also need to hire, train and manage additional qualified personnel. A significant factor in our growth has been a substantial increase in customer demand for our products. If we do not effectively manage our growth, including the addition and training of new personnel, we will not adequately satisfy such demand. In addition, the quality of our test systems or our ability to manufacture and ship our test systems on a timely basis could suffer. This could negatively impact our reputation, revenue and results of operations and lead to order cancellations or a decrease in order volume.
If we are not successful in developing new and enhanced products, we will lose market share to our competitors and our operating results will suffer.
          We operate in an industry that is characterized by evolving industry standards and rapid technological advancements. To remain competitive, we must design, develop and introduce in a timely manner new test systems or improve our existing test systems in order to meet the performance and price demands of our customers and prospective customers. Our success in this regard will depend on many factors, including our ability to:
•	successfully develop and commercialize innovative products that are differentiated from our competitors’ offerings;

•	properly and quickly identify customer needs and anticipate technological advances and industry trends;

•	quickly adjust to changing industry conditions and product announcements by competitors; and

•	establish manufacturing processes that will enable us to build and timely deliver new or enhanced products to specification in sufficient volumes.
          We must devote resources to research and development to remain innovative and competitive with rapidly evolving industry technologies and emerging trends. In light of the long product development cycles inherent in our industry, development of new products generally requires a substantial investment well before commercial viability or the prospect of deriving any revenue from new products. The future success of our new technologies, products and services also depends on broad acceptance among our customers. In addition, new methods of testing semiconductors may be developed. These developments may render our products uncompetitive or obsolete. If we fail to adequately predict our customers’ needs and technological advances, we may invest heavily in the research and development of products and services that do not lead to significant revenue, or we may fail to invest in research and development necessary to satisfy evolving customer demands.

Products that do not meet customer specifications or that contain defects could cause us to lose customers and revenue.
          We must develop and deliver reliable customized hardware and software to meet our customers’ specific ATE requirements. The complexity and ongoing development of our products could lead to design or manufacturing problems. If any of our products fails to meet specifications, the customer may delay or reject acceptance of the test system and the recognition of revenue from these sales will be delayed or forfeited. Moreover, if any of our products has reliability or quality problems, we may be required to replace the test system or issue the customer an equipment credit in accordance with the customer’s warranty terms. If these quality problems occur, our reputation could be damaged significantly and customers might be reluctant to buy our products, which could result in a decline in revenue, an increase in product returns, the loss of existing customers and/or the failure to attract new customers.
You should not rely on our level of backlog as an indication of our future revenues.
          Since customers typically cancel or delay their orders with little regard for potential penalties, and since new order volume may decrease very rapidly, our backlog, if any, at any particular date is not necessarily indicative of our future backlog or actual sales that may be generated for any succeeding period. Any change in our manufacturing capacity and the time it takes to ship our products will affect our level of backlog. Historically, our backlog levels have also fluctuated based on our customers’ ordering patterns and our inability to predict order trends in the semiconductor industry with any certainty. During an industry downturn, our backlog could be substantially reduced or eliminated. Accordingly, you should not rely on our level of backlog as an indication of our future revenues.
We obtain some of the components and subassemblies included in our test systems from a limited number of suppliers and subcontractors, which may result in production delays, loss of revenue or increased costs.
          We obtain some of the components and subassemblies included in our test systems from a limited number of, or in some cases sole source, suppliers and subcontractors with whom we do not have long-term, or in some cases written, contracts. These suppliers and subcontractors are under no obligation to supply our requirements. This reliance gives us less control over the manufacturing process and exposes us to significant risks. Identifying and qualifying new or alternative sources of these materials can be a lengthy and difficult process. From time to time, we may be unable to obtain an adequate supply of components or subassemblies. In addition, the lead time required for shipments of some of our components or subassemblies can be lengthy and such lead time may increase in periods of heightened demand. We may also experience increases in the prices of these components or subassemblies, delays in delivery and poor component or subassembly quality. If we are unable to accurately predict our component and subassembly needs, if our supply is disrupted or delayed, if any of the components or subassemblies on which we rely are discontinued due to obsolescence or otherwise, or if we otherwise experience any other adverse change in our relationships with these suppliers or subcontractors, we would experience a delay in shipments of our test systems, damage to our customer relationships, an increase in our production costs and/or a reduction in our sales, any of which could have an adverse effect on our revenue and results of operations.
If we cannot accurately plan the production of products to meet our customers’ demands, we could incur excess inventory or miss sales opportunities.
          Due to the volatile nature of our industry, we cannot predict with certainty future levels of purchase orders. In anticipation of future orders, we typically order components and subassemblies and build some inventory in advance of the receipt of actual purchase orders. If we do not obtain orders as we anticipate, or if orders are cancelled, we could have excess inventory for a specific product that we would not be able to return to our suppliers, potentially resulting in inventory write-offs, which could have an adverse effect on our results of operations. Alternatively, if we underestimate our component and subassembly needs, we may not be able to meet the demand for our test systems on a timely basis and we may miss opportunities for additional sales of our test systems, which could have an adverse effect on our results of operations and customer relationships.
Our manufacturing activities are conducted at a single facility, and any prolonged disruption in the operations of that facility could have a material adverse effect on our revenue.
          Once we receive subassemblies and other components from our subcontractors and suppliers, we complete the production of all of our test systems in our manufacturing facility located in Buffalo Grove, Illinois. Any prolonged disruption in the operations of our manufacturing facility, whether due to technical or labor difficulties, destruction or damage as a result of a fire or extreme weather conditions or any other reason, could seriously harm our ability to satisfy our customers’ order deadlines. If we cannot deliver our test systems in a timely manner, our reputation, revenue and results of operations could be adversely affected.

We have no experience with acquiring other companies and our future efforts to do so may subject us to significant costs without the realization of the anticipated benefits of those acquisitions.
          Once we become a public company, we believe we will have more opportunities to make acquisitions of, or significant investments in, complementary companies, products or technologies, although no acquisitions or investments are currently pending or planned. This is due to the fact that we will have additional available capital for these purposes, as well as a market-determined value for our common stock. To date, our management has had very little experience completing acquisitions or managing the integration of acquisitions. Accordingly, we cannot guarantee you that we will be able to successfully complete or integrate any business, products, technologies or personnel that we might acquire or seek to acquire in the future, and our failure to do so could harm our business. Furthermore, any future acquisitions, if completed, would subject us to many risks, including:
•	difficulties in integrating the products, operations or personnel of acquired companies into our business;

•	diversion of our management’s attention from our ongoing operations;

•	additional expenses associated with amortization of acquired assets or impairment of acquired goodwill;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	potential impairment of existing relationships with employees, suppliers and customers as a result of the difficulties in integration of new management personnel; and

•	dilution to our stockholders in the event we issue stock to finance an acquisition or increased leverage if we incur debt to finance an acquisition.
Economic, political and other risks associated with international sales and operations, particularly in Asia, could adversely affect our revenue.
          Because our products and services are sold worldwide, we are subject to the risks associated with conducting business internationally. We anticipate that international sales will continue to account for a significant portion of our revenue for the foreseeable future. Our international operations subject us to many risks, including:
•	economic and political instability;

•	compliance with foreign and domestic laws and regulations;

•	changes in foreign and domestic legal and regulatory requirements or policies resulting in burdensome government controls, tariffs, restrictions, embargoes or export license requirements;

•	longer payment cycles common in foreign markets;

•	difficulties in staffing and managing our international operations;

•	less favorable foreign intellectual property laws making it more difficult to protect our technology from appropriation by competitors;

•	potentially adverse tax treatment;

•	difficulties with distributors;

•	difficulties collecting our accounts receivable; and

•	natural disasters.
          In particular, the economies of Asia have been highly volatile in the past, resulting in significant fluctuations in local currencies and other instabilities. In recent years, many countries in Asia have experienced weakness in their currency, banking and equity markets as a result of certain events, including the occurrence of severe acute respiratory syndrome, or SARS. These instabilities continue and may recur. Our exposure to the business risks presented by the economies of Asia will increase to the extent that we continue to expand our operations in that region. These instabilities, including those resulting from any additional outbreak of SARS or a potential outbreak of avian influenza, could delay customer acceptance of our products or prevent us from installing or servicing our products sold in the affected region.

We could experience a decline in international sales due to currency fluctuations.
          All of our international sales are denominated in U.S. dollars. As a result, if the U.S. dollar rises in relation to foreign currencies, our test systems will become more expensive to customers outside the U.S. and less competitive with systems produced by local competitors. These conditions could adversely impact our international sales volume or force us to lower our prices internationally. In the past, there have been, and in the future there may be, significant fluctuations in the exchange rates between the U.S. dollar and the currencies of countries in which we do business. In addition, competitive conditions in the future may require us to enter into purchase orders denominated in foreign currencies. While we have not entered into foreign currency hedging arrangements in the past, we may do so in the future. We cannot assure you that any hedging transactions we may enter into will be effective or will not result in foreign exchange hedging losses.
Risks Related to Intellectual Property
Third parties may claim we are infringing their intellectual property rights, and we could be prevented from selling our products or services, or suffer significant litigation or licensing expenses, even if these claims have no merit.
          Our competitive position is driven in large part by our proprietary products, processes and services, such as SmartPin tm and our floating resource architecture. Third parties, however, may claim that we or our products, systems or operations are infringing their intellectual property rights, and we may be unaware of intellectual property rights of others that may cover some of our assets, technology, products and services. Any litigation regarding patents, trademarks, copyrights or other intellectual property rights, even those without merit, could be costly and time consuming, and divert our management and key personnel from operating our business. The complexity of the technology involved and inherent uncertainty and cost of intellectual property litigation increases our risks. If any third party has a meritorious or successful claim that we are infringing its intellectual property rights, we may be forced to change our products, services or manufacturing processes, which may be costly or impractical. If we are unable to make such changes to avoid infringing third party intellectual property rights, we may be forced to enter into royalty or license agreements. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all, and we may therefore be required to cease the infringing aspect of our operations. This may require us to stop selling our products as currently engineered, which could harm our competitive position. We also may be subject to significant damages or injunctions that prevent the further development of certain of our products or services.
Third parties may infringe or design around our intellectual property rights, and we may expend significant resources enforcing our rights or suffer competitive injury.
          Our success and competitive position depend in large part on our ability to obtain and maintain intellectual property rights protecting our products and services. We rely on a combination of patents, copyrights, trademarks, service marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. We may be required to spend significant resources to establish, monitor and protect our intellectual property rights. We may not be able to detect infringement and we may lose our competitive position in the market before we do so. If we fail to successfully protect our intellectual property rights, or competitors design around our technology or develop competing technologies, our competitive position could suffer, which could harm our results of operations.
          We own two patents. These patents or any new patents may not be sufficient in scope or strength to provide us with a significant competitive advantage, and the validity or scope of the patents may be challenged by third parties. We may not be able to develop additional proprietary technology that is patentable. If we do file patent applications on additional technology, the applications may not be allowed. Moreover, the scope of our patents is limited, which could allow competitors to design around the scope of our patents.
          In addition to patent protection, we rely on trade secret protection for our confidential and proprietary information and technology. We routinely enter into confidentiality agreements with our employees and other third parties. However, in the event these agreements may be breached, we may not have adequate available remedies. Our confidential and proprietary information and technology might also be independently developed by or otherwise become known by third parties, which may damage our competitive position.
          We have filed federal trademark applications to help protect certain trademarks that we use in conjunction with our business, including EAGLE TEST SYSTEMS, EAGLE TEST SYSTEMS (& design), SMARTPIN, SIMULTEST, CHAMELEON, EAGLE VISION, PATTERN-BASED TESTING and our Eagle logo. Our pending applications may not be registered by the U.S. Patent and Trademark Office, and third parties may challenge the validity or scope of the trademark applications or registrations.

          Despite our proprietary rights, there can be no assurance that others will not develop similar products, duplicate our products or design around our products.
Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States.
          We have not sought patent protection or registered our trademarks outside the U.S., which may impair our ability to use or protect our technology and brand in foreign jurisdictions.
          Furthermore, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against copying or infringement in such countries, some of which are countries in which we have sold and continue to sell our systems. There is a risk that our means of protecting our proprietary rights may not be adequate in these countries. Our competitors in these countries may independently develop similar technology or duplicate our test systems, even if unauthorized, thus likely reducing our sales in these countries.
Risks Related to the Common Stock and our Capital Structure
There is a limited history of a trading market for our common stock, and the market price of our common stock may be highly volatile or may decline regardless of our operating performance.
          There has only been a public market for our common stock since the completion of our initial public offering in March 2006. The trading market in our common stock may be volatile. The market prices of the securities of newly public companies have been volatile, and have been known to decline rapidly. Broad market and industry conditions and trends may cause fluctuations in the market price of our common stock, regardless of our actual operating performance.
Future sales of our shares could adversely affect the market price of our common stock.
          Our stockholders that held our stock prior to our initial public offering now hold approximately 68.8% of our outstanding shares of common stock. These stockholders will not be contractually prohibited from selling these shares following the 180-day lock-up period following our initial public offering, which expires on September 4, 2006, subject to certain extensions. In addition, after the expiration of the lock-up period, we will not be contractually prohibited from issuing and selling additional shares of our common stock. Any sale by us or our current stockholders of our common stock in the public market, or the perception that sales could occur, could adversely affect the prevailing market price for our common stock.
          Substantially all of the holders of our common stock prior to our initial public offering have rights, subject to some limited conditions, to demand that we file a registration statement on their behalf to register their shares or that we include their shares in a registration statement that we file on our behalf or on behalf of other stockholders. If such demand rights are exercised pursuant to the terms and conditions of the registration rights agreement and we are required to file an additional registration statement, we will incur significant expenses in connection with the filing of such registration statement. Additionally, the filing of an additional registration statement at the request of the stockholders may divert the attention of our senior management from our business operations.
Our directors and certain significant stockholders exercise significant control over Eagle Test.
          Our directors, and significant stockholders and their affiliates, including TA Associates, collectively control approximately 58.8% of our outstanding common stock. Investment funds affiliated with TA Associates hold an aggregate of 44.2% of our outstanding common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of Eagle Test and might affect the market price of our common stock.
Provisions in our certificate of incorporation and by-laws may deter third parties from acquiring us.
          Our certificate of incorporation and by-laws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including the following:
•	our board of directors is divided into three classes serving staggered three-year terms;

•	only our board of directors may call special meetings of our stockholders;

•	our stockholders may take action only at a meeting of our stockholders and not by written consent;

•	we have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	stockholder approval of amendments of our certificate of incorporation or by-laws require a vote of 75% of our outstanding shares;

•	vacancies on the board of directors may be filled only by the directors;

•	our directors may be removed only for cause by the affirmative vote of the holders of 75% of the votes that all stockholders would be entitled to cast in the election of directors; and

•	we require advance notice for stockholder proposals.
          These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions that you desire.
Section 203 of the Delaware General Corporation Law may delay, defer or prevent a change in control that our stockholders might consider to be in their best interests.
          We are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock for a three-year period following the date that such stockholder became an interested stockholder absent prior approval of our board of directors. Section 203 could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) On March 8, 2006, our registration statement on Form S-1 (Registration No. 333-130521) was declared effective for our initial public offering, pursuant to which we offered and sold 6,130,000 shares of common stock at an initial public offering price of $15.50 per share and a selling stockholder offered and sold an additional 370,000 shares of common stock. The offering closed on March 14, 2006 after the sale of 6,500,000 securities registered. We and the selling stockholder received net proceeds of approximately $88.4 million and $5.3 million, respectively (after underwriters’ discounts of approximately $7.1 million). The underwriters of the offering were Banc of America Securities LLC, Lehman Brothers Inc., Piper Jaffray & Co., A.G. Edwards & Sons, Inc. and Canaccord Adams Inc. We incurred offering related expenses of approximately $1.8 million, of which approximately $0.5 million were paid prior to the closing of the initial public offering. These offering related expenses, together with the underwriters’ discount, totaled approximately $8.8 million in expenses related to the offering, and resulted in net proceeds to us of approximately $86.7 million. No offering expenses were paid directly or indirectly to directors, officers (or their associates), the selling stockholder or to persons owning 10% or more of any of our equity securities.
          As of March 31, 2006, we had utilized all but approximately $23.6 million of the net proceeds from the offering. Upon the closing of the offering, we immediately repaid approximately $32.5 million to investment funds affiliated with TA Associates, Inc. to redeem all of the shares of redeemable preferred stock that were issued and outstanding immediately following the conversion of our series A convertible preferred stock. The conversion of the series A convertible preferred stock occurred upon the closing of the initial public offering. We also repaid approximately $30.6 million to investment funds affiliated with TA Associates, Inc. to repurchase all of the senior subordinated notes that were issued and outstanding immediately following the conversion of our senior subordinated convertible notes. The conversion of our senior subordinated convertible notes occurred upon the closing of the initial public offering. We intend to use the remaining $23.6 million of the net proceeds for general corporate purposes, including working capital and possible acquisitions and investments. We currently have no agreements or commitments with respect to any acquisitions or investments and we do not currently have any acquisitions or investments planned. Pending specific application of our net proceeds, we plan to invest our net proceeds in government securities and other short-term, investment-grade, marketable securities.
(c) Not applicable.

Item 3. Defaults Upon Senior Securities
          Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
          In connection with the reincorporation merger of our predecessor and our proposed initial public company, on February 14, 2006, our sole stockholder took action by written consent to: (i) approve and adopt an Agreement and Plan of Merger pursuant to which our parent company, an Illinois corporation, merged with and into our company; (ii) approve our Amended and Restated Certificate of Incorporation to provide for certain takeover protection and corporate governance measures, to be effective immediately prior to the pricing of the initial public offering; (iii) approve our Second Amended and Restated Certificate of Incorporation to provide for changes to our capital stock structure, to be effective immediately prior to the closing of the initial public offering; (iv) approve the amendment and restatement of our by-laws to provide for certain changes consistent with our becoming a public company; (v) elect Leonard Foxman and David Mullen, to serve as Class I directors until the date of the annual meeting of stockholders in 2007 or until their successors are duly elected and qualified; (vi) elect Theodore Foxman and William Gibbs to serve as Class II directors until the date of the annual meeting of stockholders in 2008 or until their successors are duly elected and qualified; (vii) the election of Michael Child and Ross Manire to serve as Class III directors until the date of the annual meeting of stockholders in 2009 or until their successors are duly elected and qualified; (viii) adopt the form of indemnification agreement for directors and executive officers of our company; and (ix) adopt our 2006 Stock Option and Incentive Plan.
          On February 28, 2006, our sole stockholder took action by written consent to approve a certificate of amendment to our Certificate of Incorporation, increasing our authorized capital stock to 89,006,874 shares of capital stock.
          On March 2, 2006, our stockholders took action by written consent to adopt, ratify and confirm the actions taken by our sole stockholder. A total of 13,532,185 shares of our stock (on an as-converted to common stock basis) voted in favor of the matters contained in the consent, and there were no votes against and no abstentions. Such action was effected pursuant to an action by unanimous written consent of our stockholders pursuant to Section 228 of the Delaware General Corporation Law
Item 5. Other Information
          Not applicable.
Item 6. Exhibits
          The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE TEST SYSTEMS, INC.
Date: May 12, 2006	By:	/s/ Leonard A. Foxman
Leonard A. Foxman
Chief Executive Officer and President

EXHIBIT INDEX
     Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.