Form 10-Q
period 2006-06-30
Eagle Test Systems, Inc.
filed 2006-08-11
CIK 1290096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
20,655,283 shares of Common Stock, par value $0.01 per share, outstanding as of August 10, 2006.

EAGLE TEST SYSTEMS, INC.
(“The Company”)
INDEX

Page
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2006 (unaudited) and September 30, 2005	3

Condensed Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss) (unaudited) for the three and nine months ended June 30, 2006 and 2005	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended June 30, 2006 and 2005	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

Part II. Other Information

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits	22

Signatures	23

Exhibit Index	24

Certification of CEO Pursuant to Section 302

Certification of CFO Pursuant to Section 302

Certification Pursuant to 18 U.S.C. Section 1350
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of CEO and CFO

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EAGLE TEST SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	September 30,
	2006	2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$37,914	$9,976
Marketable securities	25,700	12,700
Accounts receivable, net of allowances of $1,393 and $1,240	19,897	9,202
Inventories	22,601	17,707
Deferred income taxes	5,969	3,426
Prepaid expenses and other current assets	1,876	548

Total current assets	113,957	53,559
Property, plant and equipment, net	11,723	12,135
Other assets	692	477

Total assets	$126,372	$66,171

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$7,901	$1,523
Current portion of long-term debt	258	249
Deferred revenue	8,606	3,419
Accrued compensation and related liabilities	4,414	3,103
Accrued income taxes	4,004	767
Other accrued expenses	2,872	2,881

Total current liabilities	28,055	11,942
Long-term liabilities:
Long-term debt, less current portion	448	29,484
Redeemable warrants	—	2,667
Deferred income taxes	1,110	1,272
Other long-term liabilities	429	393

Total long-term liabilities	1,987	33,816

Series A convertible preferred stock, par value $0.01 per share, no shares authorized, issued, or outstanding as of June 30, 2006, 3,437 shares authorized and 3,436 shares issued as of September 30, 2005	—	65,000
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2006 and no shares authorized, issued or outstanding as of September 30, 2005	—	—
Common stock, par value $0.01 per share, 90,000,000 and 15,495,325 shares authorized as of June 30, 2006 and September 30, 2005, respectively; 20,655,283 and 5,396,248 shares outstanding as of June 30, 2006 and September 30, 2005, respectively	207	54
Additional paid in capital	138,899	156
Accumulated deficit	(42,776)	(44,665)
Deferred stock compensation expense	—	(132)

Total stockholders’ equity (deficit)	96,330	(44,587)

Total liabilities and stockholders’ equity (deficit)	$126,372	$66,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

EAGLE TEST SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	(unaudited)		(unaudited)
	2006	2005	2006	2005
Net revenue	$36,779	$6,163	$87,791	$34,954
Cost of goods sold	12,256	3,293	28,605	16,000

Gross profit	24,523	2,870	59,186	18,954
Operating expenses
Selling, general and administrative	8,014	4,971	21,259	14,630
Research and development	2,088	1,701	6,555	5,800

Operating income (loss)	14,421	(3,802)	31,372	(1,476)
Interest expense	71	982	3,481	2,928
Other (income) and expense
Income from marketable securities	(615)	(88)	(1,097)	(381)
Investment impairments	—	—	24	—
Increase (decrease) in value of warrants	—	57	5,466	(384)
Other (income) expense, net	33	3	21	(288)

Income (loss) before taxes	14,932	(4,756)	23,477	(3,351)
Provision (benefit) for income taxes	5,260	(3,826)	10,158	(3,427)

Net income (loss)	$9,672	$(930)	$13,319	$76

Net income (loss) per share, basic	$0.47	$(0.17)	$0.16	$0.01

Net income (loss) per share, diluted	$0.46	$(0.17)	$0.09	$(0.11)

Weighted average shares outstanding, basic	20,651,934	5,396,248	11,782,483	5,396,248

Weighted average shares outstanding, diluted	20,937,003	5,396,248	16,973,554	14,512,892

Comprehensive income (loss):
Net income (loss)	$9,672	$(930)	$13,319	$76
Unrealized gain on marketable securities, net of taxes	—	57	—	109

Comprehensive income (loss)	$9,672	$(873)	$13,319	$185

Income (loss) available to common stockholders:
Net income (loss)	$9,672	$(930)	$13,319	$76
Retained earnings adjustment for redemption of redeemable preferred stock	—	—	(11,430)	—
Net income allocated to preferred stockholders	—	—	—	(47)

Income (loss) available to common stockholders	$9,672	$(930)	$1,889	$29

The accompanying notes are an integral part of these condensed consolidated financial statements.

EAGLE TEST SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	June 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income	$13,319	$76
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,253	1,443
Investment impairments	24	—
Realized (gain) loss on sale of marketable securities	—	(72)
Gain on sale of property and equipment	—	(246)
Accretion of discount and redemption premium on long-term debt	1,752	211
Increase (decrease) in value of warrants	5,466	(384)
Non cash compensation related to stock options	285	35
Deferred income taxes	(2,705)	3,495
Changes in operating assets and liabilities:
Accounts receivable	(10,695)	15,480
Inventories	(4,894)	3,762
Prepaid expenses and other current assets	(1,328)	(387)
Other assets	(239)	(46)
Accounts payable	6,378	(5,175)
Deferred revenue	5,187	(9,423)
Accrued compensation and related liabilities	1,311	(4,369)
Accrued income taxes	3,237	(6,694)
Other accrued expenses	(9)	(1,833)
Other liabilities	35	2

Net cash provided by (used in) operating activities	19,377	(4,125)
Cash flows from investing activities:
Purchases of marketable securities	(13,000)	(26)
Sale of property and equipment	—	659
Capital expenditures	(1,840)	(5,654)

Net cash used in investing activities	(14,840)	(5,021)
Cash flows from financing activities:
Payments of long-term debt	(30,595)	—
Payments of capital lease obligations	(184)	(82)
Redemption of redeemable preferred stock	(32,500)	—
Proceeds from issuance of common stock, net of issuance costs	86,680	—

Net cash provided by (used in) financing activities	23,401	(82)

Net increase (decrease) in cash and cash equivalents	27,938	(9,228)
Cash and cash equivalents at beginning of period	9,976	17,303

Cash and cash equivalents at end of period	$37,914	$8,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

EAGLE TEST SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)
1. The Company
     Eagle Test Systems, Inc. (the Company) designs, manufactures, sells, and services automated test equipment (ATE) for the semiconductor industry. The Company’s test systems test analog, mixed-signal, and RF (Radio Frequency) semiconductor devices. Semiconductor designers and manufacturers worldwide use semiconductor test systems to test devices at different stages during the manufacturing process. These tested devices are incorporated into a wide range of products, including digital cameras, MP3 players, cellular telephones, video/multimedia products, automotive electronics, computer peripherals, and notebook and desktop computers. The Company is headquartered in Buffalo Grove, Illinois, where the Company develops and manufactures its test systems. The Company operates in one industry segment: the design, manufacture and marketing of automated test equipment. The Company also maintains various offices worldwide for sales, service and research to support its customer base directly. The operations of, and net investment in, foreign subsidiaries are not material.
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
Unaudited Interim Results
     The accompanying condensed consolidated balance sheet as of June 30, 2006, and the condensed consolidated statements of net income (loss) and comprehensive income (loss) and condensed consolidated statements of cash flows for the three and nine months ended June 30, 2006 and 2005 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations and cash flows for the three and nine months ended June 30, 2006 and 2005. The financial data and other information disclosed in these notes to financial statements related to the three and nine month periods are unaudited. The results for the three and nine months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending September 30, 2006, or for any other interim period or for any other future year.

EAGLE TEST SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
Stock Options
     Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R “Share Based Payment” which was finalized in December 2004 and amended SFAS No. 123 “Accounting for Stock Based Compensation.” Accordingly, the Company records compensation expense using the fair value of options granted over the vesting service period on a straight-line basis including those options that are subject to graded vesting. Under SFAS 123R the Company uses the Black Scholes Option Pricing Model to determine the fair value of the options granted. This model uses such factors as the market price of the underlying shares at date of issuance, exercise price of the option, the expected term of the option, which is approximately six years, utilizing the simplified method as set forth in Staff Accounting Bulletin (SAB) No. 107, a risk free interest rate range of approximately 4.5% to 4.8% and an expected volatility rate range of approximately 54% to 56% based upon a peer group of companies given no historical data for the Company’s own stock. The resulting fair value of $1,822 for options granted thus far in fiscal 2006 will be amortized to expense as vesting occurs, which is over approximately four years. Since we used the minimum value method of measuring equity share options for pro forma disclosure purposes under SFAS No. 123, implementation of 123R applies prospectively to new awards after October 1, 2005. Expense recognized as a result of adoption for the three and nine months ended June 30, 2006 was $104 ($101 net of taxes) or $0.00 per basic and diluted share and $285 ($247 net of taxes) or $0.02 per basic and $0.01 per diluted share, respectively.
     Prior to October 1, 2005, the Company accounted for stock options issued to employees under the Company’s stock option plan using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and generally recognized no expense . The Company adopted the disclosure-only provision of SFAS No. 123, for options issued to employees and directors for periods prior to October 1, 2005.
3. Inventories
     Inventories consist of the following:

	June 30,	September 30,
	2006	2005
Raw materials	$6,790	$7,683
Work-in-process	7,698	1,865
Finished goods	5,965	7,434
Inventory at customers under purchase orders	2,148	725

	$22,601	$17,707

     The Company’s policy is to establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for products or market conditions. The Company regularly evaluates the ability to realize the value of its inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end-of-life dates, estimated current and future market value and new product introductions. Purchasing and alternative usage options are also explored to mitigate obsolete inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. Inventory of $22,601 is stated net of inventory reserves of $8,253 as of June 30, 2006. Inventory of $17,707 is stated net of inventory reserves of $9,082 as of September 30, 2005. If actual demand for products deteriorates or market conditions are less favorable than those the Company projects, additional inventory reserves may be required.

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
Recapitalization
     On March 14, 2006, in connection with the Company’s initial public offering, a Second Amended and Restated Certificate of Incorporation was filed with the State of Delaware that was adopted by the stockholders prior to the initial public offering that implemented the following changes to the Company’s capital stock:
     Change in Authorized Shares — The Company’s Articles of Incorporation were amended to increase the authorized capital stock of the Company from 15,502,199 shares of capital stock consisting of: (i) 15,495,325 shares of common stock, par value $0.01 per share; (ii) 3,437 shares of Series A Convertible Preferred Stock, par value $0.01 per share (Series A Convertible Preferred Stock); and (iii) 3,437 shares of Redeemable Preferred Stock, par value $0.01 per share (Redeemable Preferred Stock) to 100,000,000 shares of capital stock consisting of (i) 90,000,000 shares of common stock, par value $0.01 per share, and (ii) 10,000,000 shares of undesignated preferred stock, par value $0.01 per share.
Common Stock
     In connection with the initial public offering, 3,436 shares of Series A Convertible Preferred Stock held by investment funds managed by TA Associates (collectively, the Investors) were converted into 8,590,247 shares of common stock and 3,436 shares of Redeemable Preferred Stock. The conversion resulted in $43,930 being reclassified to the capital accounts of the Company based upon a valuation performed at the time of issuance of the Series A Convertible Preferred Stock. As discussed below, the Redeemable Preferred Stock was redeemed with a portion of the proceeds from the initial public offering.
     In addition, prior to the initial public offering, the Investors exercised $0.01 per share common stock warrants for 525,040 shares of common stock resulting from the conversion of the Senior Subordinated Convertible Notes.
     At June 30, 2006, the Company has reserved 3,559,500 unissued shares of its common stock for possible issuance under the Company’s 2003 Stock Option and Grant Plan and 2006 Stock Option and Incentive Plan.
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
Warrants
     Prior to the exercise of the common stock warrants in connection with the initial public offering, the warrants enabled the Investors to put the warrants to the Company at fair value at any time after September 30, 2008. The warrants were thereby considered liability instruments and recorded at fair value based upon independent valuations. The change in the value of the warrants was an increase of $5,466 for the nine months ended June 30,2006, and a decrease of $384 for the nine months ended June 30, 2005, and the changes in the fair value were recorded in the income statement as other (income) expense. The warrants were exercised by the Investors on March 14, 2006 in connection with the Company’s initial public offering and the carrying value of $8,133 was reclassified to stockholders’ equity.
5. Long-Term Debt
     Long-term debt consists of the following:

	June 30,	September 30,
	2006	2005

Senior Subordinated Convertible Notes, net of discount of $1,157 at September 30, 2005	$—	$28,843
Capital lease obligations	706	890

	$706	$29,733
Less current portion of capital lease obligations	(258)	(249)

	$448	$29,484

     As discussed above in Note 4, the Senior Subordinated Convertible Notes converted into Senior Subordinated Notes on March 14, 2006 and were repurchased from the Investors with a portion of the proceeds from the initial public offering.
6. Net Income Per Share
     The Company adopted EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share” from October 1, 2004. The EITF is applicable for all fiscal periods commencing on or after March 31, 2004 and requires the use of the two-class method to compute basic EPS for companies with participating convertible securities. The Series A Convertible Preferred Stock was converted and the Redeemable Preferred Stock was redeemed in connection with the Company’s initial public offering and therefore, for periods ended after March 14, 2006, the two-class computation method is no longer applicable.
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

EAGLE TEST SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
     A reconciliation between basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006		2005
Net income (loss)	$9,672	$(930)	$13,319		$76
Basic EPS:
Adjustments to income:
Retained earnings adjustment for conversion of redeemable preferred stock	—	—	(11,430	)*	—
Net income allocated to convertible preferred shares	—	—	—		(47)

Income (loss) available to common stockholders	9,672	(930)	1,889		29

Weighted-average common shares outstanding	20,651,934	5,396,248	11,782,483		5,396,248
Basic net income (loss) per common share	$0.47	$(0.17)	$0.16		$0.01

Diluted EPS:
Adjustments to income:
Dividend on redeemable preferred stock – as converted	$—	$— **	$(406)		$(1,234)
Warrant value adjustment	—	— **	—	**	(384)

Income (loss) available to common stockholders	$9,672	$(930)	$1,483		$(1,542)

Weighted-average common shares outstanding	20,651,934	5,396,248	11,782,483		5,396,248
Plus impact of convertible preferred stock and warrants and stock options, as applicable	285,069	— **	5,191,071		9,116,644

Diluted common shares	20,937,003	5,396,248	16,973,554		14,512,892

Diluted net income (loss) per common share	$0.46	$(0.17)	$0.09		$(0.11)

*	The difference between the fair market value of the Redeemable Preferred Stock at date of issue of $21,070 and the redemption price of $32,500 was charged to retained earnings in March 2006, when the redemption occurred. This adjustment is used to reduce net income to arrive at income available to common stockholders for purposes of calculating earnings per common share in accordance with EITF Topic D-42-“The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”.

**	This element of the diluted EPS computation is not applicable since the impact on the computation would be anti-dilutive.

EAGLE TEST SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
7. Income Taxes
     We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. The Company’s effective tax rate will vary to the extent items used to derive book taxable income are not deductible for income tax purposes. The Company’s income tax expense was $5.3 million for a 35.2% effective tax rate, and $10.2 million for a 43.3 % effective tax rate for the three and nine-month periods ended June 30, 2006, respectively. The primary reason for the difference in the effective tax rates for these periods is due to the increase in value of warrants of $5.5 million in the nine months ended June 30, 2006, which is not tax deductible. Since the warrants were exercised by the Investors on March 14, 2006 in connection with the Company’s initial public offering, there was no warrant charge in the three months ended June 30, 2006. The Company’s income tax benefit was $3.8 million for a 80.4% effective tax rate, and $3.4 million for a 102.3 % effective tax rate for the three and nine-month periods ended June 30, 2005, respectively. During the three months ended June 30, 2005, the Company filed its prior year tax returns and adjusted the current year tax provision for actual deductions taken in those returns. The tax effect of the deductions amounted to a $1.6 million tax benefit and primarily related to additional extraterritorial income exclusion and state income taxes different than the amounts originally estimated.
     In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation will become effective for the Company during the first fiscal quarter of 2008. The Company is still evaluating the impact of this Interpretation but does not expect it to have a material impact on its financial condition or results of operations.
8. Stock Option Plans
     The Company adopted the 2003 Stock Option and Grant Plan and the 2006 Stock Option and Incentive Plan (the Plans), which provide for the issuance of incentive and nonqualified common stock options to employees, directors, and consultants of the Company. The Board of Directors has reserved 3,564,500 shares of common stock to be issued in conjunction with these Plans. The term of the options shall be no more than 10 years from the date of grant. Options granted under the Plans generally vest in periods between one and four years, as determined by the Board of Directors. During the year ended September 30, 2005 and for the three and nine months ended June 30, 2006, the Company issued stock options under the Plans.
     The Company’s stock option activity for the nine months ended June 30, 2006 under the Plans is as follows:

		Weighted
	Outstanding	Average
	Options	Exercise Price
Outstanding at September 30, 2005	703,111	$8.29
Granted	350,000	10.84
Exercised	(13,750)	6.73
Forfeited	(274,861)	8.89

Outstanding at June 30, 2006	764,500	$9.27

     The Company adopted SFAS No. 123R effective October 1, 2005. A summary of the status of the Company’s non-vested stock options issued post-SFAS 123R implementation, as of June 30, 2006, and changes for the nine month period ended June 30, 2006, is presented below:

		Weighted
		Average
		Grant-Date
Non-vested Options	Options	Fair Value
Non-vested at September 30, 2005	—	$—
Granted	350,000	5.21
Vested	(47,639)	3.69
Forfeited	—	—

Non-vested at June 30, 2006	302,361	$5.44

EAGLE TEST SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
8. Stock Option Plan (continued)
As of June 30, 2006, there was $1,536 of total unrecognized compensation costs related to the stock-based compensation granted under the Plans. This cost is expected to be amortized over a weighted-average service period of 3.4 years. The fair value of the related stock-based compensation expense recorded for the three and nine months ended June 30, 2006 was $104 and $285, respectively.
The following table summarizes information about all stock options outstanding for the Company as of September 30, 2005:

Options Outstanding				Options Vested
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$6.00-$7.00	319,500	8.41	$6.32	122,833	$6.25
$8.00-$10.00	383,611	8.83	$9.92	132,257	$10.00

	703,111			255,090

     The following table summarizes information about all stock options outstanding for the Company as of June 30, 2006:

Options Outstanding				Options Vested
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$6.00-$7.00	309,500	8.08	$6.56	151,531	$6.45
$8.00-$10.00	240,000	8.33	$9.46	100,208	$9.88
$11.00-$13.00	190,000	9.64	$12.58	24,722	$11.40
$14.00-$16.00	25,000	9.83	$15.80	—	$—

	764,500			276,461

     The total intrinsic value of options outstanding and total options vested as of June 30, 2006 was $3,634 and $1,628, respectively.
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
     The following table shows the details of the product warranty accrual:
Product Warranty Activity

	Nine Months Ended
	June 30,
	2006	2005
Balance at beginning of period	$563	$1,271
Warranty expenditures	(727)	(1,142)
Provisions for warranty	987	441

Balance at end of period	$823	$570

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements And Projections
     This Quarterly Report on Form 10-Q contains forward looking statements. Forward looking statements relate to future events or our future financial performance. We generally identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward looking statements is subject to risks, uncertainties and other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q, and in the “Risk Factors” contained in the Quarterly Report on Form 10-Q for the period ended March 31, 2006. Accordingly, you should not rely upon forward looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward looking statements. The forward looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.
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
     Our business experienced significant growth so far in fiscal 2006 as our net revenue increased during the nine months ended June 30, 2006 to $87.8 million from $35.0 million during the same period in the prior fiscal year, an increase of $52.8 million, or 151.2% and our net income in this period increased to $13.3 million from $0.1 million for the same period in the prior fiscal year.
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
     Historically, a significant portion of our revenue in each quarter and year has been derived from sales to relatively few customers. While we seek to expand and diversify our customer base, we expect our revenue to continue to be derived from a small number of customers. In the nine months ended June 30, 2006, sales to Texas Instruments Incorporated and National Semiconductor Corporation accounted for 51.4% and 10.2% of our net revenue, respectively.
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
     On March 14, 2006, we consummated our initial public offering in which we sold 6,130,000 shares of common stock to the public at an offering price of $15.50 per share. The initial public offering resulted in net proceeds of $86.7 million. Of the net proceeds $30.6 million was used to redeem our senior subordinated debt outstanding (including a $0.6 million early redemption premium) and $32.5 million was used to redeem our redeemable preferred stock outstanding just prior to the offering. We retained the remaining $23.6 million in net proceeds for working capital and general corporate purposes. In connection with recording the redemption of the senior subordinated debt, we recorded an expense of $1.0 million to write-off the unamortized debt discount remaining on the note and an expense of $0.6 million was recorded to reflect the early redemption premium paid upon redemption of the note. As a result of the redemption of the redeemable preferred stock with the use of $32.5 million of the initial public offering proceeds, the difference between the fair value of the redeemable preferred stock of $21.1 million, based upon a valuation done at the date of the investment, and the purchase price of $32.5 million was recorded as a charge against retained earnings in accordance with generally accepted accounting principles. This retained earnings charge was used to reduce net income available for common stockholders by $11.4 million, or $0.64 per fully diluted common share for the nine month period ended June 30, 2006.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending September 30, 2007, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. Furthermore, our registered independent public accounting firm will be required to report on our assessment of the effectiveness of our internal control over financial reporting and separately report on the effectiveness of our internal control over financial reporting. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. If we fail to timely complete this assessment, which we do not anticipate at this time, or if our independent registered public accounting firm cannot attest to our assessment, we may be subject to regulatory sanctions and a loss of public confidence.
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
     When sales to a customer involve multiple elements, revenue is recognized on the delivered element, provided that the undelivered element is a standard product, there is a history of acceptance of the product with the customer, and the undelivered element is not essential to the customer’s application. When a sale of a test system includes post contract customer support, or PCS, revenue for the PCS is recognized ratably over the PCS period. Revenue related to individual resource boards is recognized upon shipment.
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
     Warranty Reserves. Our test systems are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our test systems. We are also subject to laws and regulations in the various countries in which we sell regarding vendor obligations to ensure product performance. At the time we recognize revenue from a test system’s sale, we determine a reserve for the future cost of meeting our obligations under the standard warranties and product performance laws and regulations by considering our historical experience with the costs of meeting these obligations. If the future costs of meeting these obligations differ from our historical experience, additional reserves for warranty obligations may be required.
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
     Stock-Based Compensation. Effective October 1, 2005, we have adopted Statement of Financial Accounting Standard No. 123R “Share Based Payment” (SFAS 123R) which amends SFAS 123 “Accounting for Stock-Based Compensation,” (SFAS 123), which requires us to expense stock options based upon the fair market value on the date of grant. We are amortizing the fair market value of options granted over the vesting period of the options and we are using the prospective method of adoption as defined under SFAS 123R. Expense associated with stock options issued to nonemployees/nondirectors is recorded in accordance with SFAS 123.
     For all options issued after October 1, 2005, we are recording compensation expense under the provisions of SFAS 123R using the fair market value of the options granted amortized over the vesting service period. Expense recognized for the three and nine months ended June 30, 2006 was $104,000 and $285,000, respectively.
     Income Taxes. In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation will become effective for the Company during the first fiscal quarter of 2008. The Company is still evaluating the impact of this Interpretation but does not expect it to have a material impact on its financial condition or results of operations.
Results of Operations
     The following sets forth certain operating data as a percentage of net revenue for the periods presented:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	33.3	53.4	32.6	45.8

Gross profit	66.7	46.6	67.4	54.2
Operating expenses
Selling, general and administrative	21.8	80.7	24.2	41.8
Research and development	5.7	27.6	7.5	16.6

Operating income (loss)	39.2	(61.7)	35.7	(4.2)
Interest expense	0.2	16.0	4.0	8.4
Increase (decrease) in value of warrants	—	0.9	6.2	(1.1)
Other (income)	(1.6)	(1.4)	(1.2)	(1.9)

Income (loss) before taxes	40.6	(77.2)	26.7	(9.6)
Provision (benefit) for income taxes	14.3	(62.1)	11.5	(9.8)

Net income (loss)	26.3%	(15.1)%	15.2%	0.2%

     The following sets forth our net revenue breakdown by geographic region, in thousands and as a percentage of net revenue, during the periods presented. Substantially all of our revenue to date has been denominated in United States dollars.

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2006		2005		2006		2005
United States	$14,642	39.8%	$3,948	64.1%	$27,219	31.0%	$20,288	58.0%
Malaysia	13,490	36.7	1,032	16.7	34,736	39.6	3,674	10.5
Other	8,647	23.5	1,183	19.2	25,836	29.4	10,992	31.5

Total	$36,779	100.0%	$6,163	100.0%	$87,791	100%	$34,954	100%

     The following customers accounted for 10% or more of our net revenue in one or more of the periods presented:

	Three Months			Nine Months
	Ended			Ended
	June 30,			June 30,
	2006		2005	2006		2005
AMI Semiconductor, Inc.	*	%	11.7%	*	%	*	%
Intersil Corporation	10.4		*	*		*
National Semiconductor Corporation	*		11.9	10.2		12.4
Texas Instruments Incorporated	55.0		29.6	51.4		35.5

*	Less than 10%.
     Comparison of Three and Nine Months Ended June 30, 2006 and 2005
     Net Revenue. Net revenue increased to $36.8 million in the three months ended June 30, 2006, an increase of $30.6 million or 497% over the comparable period in the preceding year. This increase was primarily due to a $18.4 million increase in test system sales to one of our largest customers, Texas Instruments Incorporated, and a general increase in tester shipments to semiconductor manufacturers who use our automated test equipment. Net revenue also increased by $8.2 million or 28.8% from the second quarter of fiscal 2006.
     Net revenue increased to $87.8 million in the nine months ended June 30, 2006, an increase of $52.8 million or 151.2% over the comparable period in the preceding year. This increase was primarily due to a $32.7 million increase in test system sales to Texas Instruments Incorporated and a general increase in tester shipments to semiconductor manufacturers who use our automated test equipment.
     Gross Profit. Gross profit was $24.5 million, or 66.7% of net revenue, in the three months ended June 30, 2006 and $2.9 million, or 46.6% of net revenue, in the same period in the prior fiscal year. Gross profit increased as a percentage of net revenue due to increased sales and better utilization of overhead costs and manufacturing personnel due to higher volume production as compared to the prior period.
     For the nine months ended June 30, 2006, gross profit was $59.2 million or 67.4% of net revenue as compared to $19.0 million or 54.2% of net revenue for the nine months ended June 30, 2005. Gross profit increased as a percentage of net revenue due to increased sales and better utilization of overhead costs and manufacturing personnel due to higher volume production as compared to the prior period. Additionally, gross profit as a percentage of net revenue increased due to reversals of inventory reserves of $0.5 million in the nine months ended June 30, 2006, as compared to additional reserves of $1.8 million set up in the same period of the prior fiscal year. The reduction in inventory reserves in the current fiscal year was due to the usage of inventory previously reserved for in fiscal 2005 being greater than any additional reserves required in the current period. Prior year reserves were established as a result of lower visibility of demand for our products.
     Selling, General and Administrative. SG&A expenses were $8.0 million, or 21.8% of net revenue, in the three months ended June 30, 2006, and $5.0 million, or 80.7% of net revenue, in the same period in the prior fiscal year, an increase of $3.0 million. The increase in SG&A expenses in the current quarter compared to the same period in the prior year was primarily due to $1.6 million of additional commission, incentive compensation and warranty accruals as a result of increased system sales and operating performance, $0.5 million in increased personnel cost related to sales and service offices opened in Asia and Europe in the past year, and $0.4 million of additional recurring expenses related to becoming a public company.
     For the nine months ended June 30, 2006, SG&A expenses were $21.3 million, or 24.2% of net revenue, and $14.6 million, or 41.9% of net revenue, in the same period in the prior fiscal year, an increase of $6.6 million. This increase was primarily due to $3.3 million of additional commission, incentive compensation and warranty accruals as a result of increased system sales and operating performance, $1.6 million in increased personnel costs related to sales and service offices opened in Asia and Europe in the past year, and $0.6 million of additional expenses in connection with becoming a public company.
     Research and Development. R&D expenses were $2.1 million, or 5.7% of net revenue, in the three months ended June 30, 2006, and $1.7 million, or 27.6% of net revenue, in the same period in the prior fiscal year, an increase of $0.4 million. The increase in

R&D expenses in the current quarter compared to the same period in the prior year was primarily due to $0.5 million in additional personnel and related facility costs for headcount, and additional depreciation expense on increased equipment used in the development process, offset in part by a $0.1 million decrease in materials used in the product development process, resulting primarily from the timing of prototype expenditures.
     For the nine months ended June 30, 2006, R&D expenses were $6.6 million, or 7.5% of net revenue, and $5.8 million, or 16.6% of net revenue, in the same period in the prior fiscal year, an increase of $0.8 million. This increase was primarily due to $1.4 million in additional personnel and related facility costs for headcount, and additional depreciation expense on increased equipment used in the development process, offset in part by a $0.7 million decrease in materials used in the product development process, resulting primarily from the timing of prototype expenditures.
     Interest Expense. Interest expense was $0.1 million and $1.0 million for the three months ended June 30, 2006 and 2005, respectively. The decrease in interest expense was related to the senior convertible notes, which were repaid with the proceeds of our initial public offering on March 14, 2006.
     Interest expense was $3.5 million and $2.9 million for the nine months ended June 30, 2006 and 2005, respectively. The increase is due to a $1.0 million writeoff of unamortized debt discount and a $0.6 million redemption premium recorded on the senior subordinated convertible notes which were repaid with the proceeds of our initial public offering, offset by a reduction in interest expense of $1.0 million due to repayment of this instrument on March 14, 2006.
     Increase (Decrease) in Value of Warrants. There was no valuation adjustment related to the warrants for the three months ended June 30, 2006, compared to $0.1 million for the same period in the prior fiscal year. The warrant valuation adjustment was due to the change in the fair market value of the common stock warrants because under certain circumstances we could be required to purchase these after September 30, 2008 at fair market value. These warrants were exercised and redeemed at the time of completion of the initial public offering in the March 2006 quarter, and therefore, the mark to market accounting will no longer be required on this instrument in future periods.
     The increase in value of warrants was $5.5 million for the nine months ended June 30, 2006, compared to a decrease in value of warrants of $0.4 million for the same period in the prior fiscal year. The reasons for the change in the increase (decrease) in value of warrants is the same as that described for the three months ended June 30, 2006. Since the warrants are no longer outstanding at June 30, 2006, there will be no further charges for changes in the value of this instrument in future periods.
     Other (Income) and Expense. Other (income) expense was income of $0.6 million and $0.1 million for the three months ended June 30, 2006 and 2005, respectively. Other income during these periods primarily relates to interest income from cash equivalents and marketable securities balances.
     Other (income) expense was income of $1.1 million and $0.7 million for the nine months ended June 30, 2006 and 2005, respectively. The increase of $0.4 million is due to an increase of $0.7 million in interest income from cash equivalents and marketable securities balances, offset by the gain of $0.3 million realized in the March 2005 quarter upon the sale of our former corporate headquarters facility.
     Provision (benefit) for Income Taxes. Our income tax expense was $5.3 million, a 35.2% effective tax rate, in the three months ended June 30, 2006 and an income tax benefit of $3.8 million, a 80.4% effective tax rate, in the same period in the prior fiscal year. The increase in tax provision of $9.1 million was primarily due to an increase in pretax income of $19.7 million. In addition, during the three months ended June 30, 2005, the Company filed its prior year tax returns and adjusted the current year tax provision for actual deductions taken in those returns. The tax effect of the deductions amounted to a $1.6 million tax benefit and primarily related to additional extraterritorial income exclusion and state income taxes different than the amounts originally estimated.
     Income tax expense was $10.2 million, a 43.3% effective tax rate, in the nine months ended June 30, 2006 and an income tax benefit of $3.4 million, a 102.3% effective tax rate, in the same period in the prior fiscal year. In addition to the impact of the adjustment to the tax provision noted in the three months ended June 30, 2005, the increase in tax provision of $13.6 million was also due to an increase in pretax income of $26.8 million and an increase in value of warrants of $5.9 million, which is not tax deductible.
Liquidity and Capital Resources
     Since our inception we have financed our operations primarily through cash generated from operations and our existing cash balances. On March 14, 2006, we completed our initial public offering, generating net proceeds of $86.7 million, of which $63.1 million was used to redeem our senior subordinated notes and redeemable preferred stock. As of June 30, 2006, we had $63.6 million in cash, cash equivalents and marketable securities.
     Our balance in cash, cash equivalents and marketable securities increased from $22.7 million as of September 30, 2005 to $63.6 million as of June 30, 2006. Operating activities during the nine months ended June 30, 2006 provided cash of $19.4 million, due to income of $13.3 million resulting primarily from sales of test systems, an increase in value of warrants of $5.5 million that did not require cash, and an increase in accounts payable and accrued expenses of $10.9 million due to a standard lag in payment on purchases used to support increased sales activity. These increases in working capital were offset in part by increased accounts receivables (net of deferred revenue) of $5.5 million due to increased sales activity, and an increase in inventory of $4.9 million due to additional component purchases, work-in-process, and finished goods to support anticipated increasing sales activity. Financing activities generated cash of $86.7 million from our initial public offering completed March 14, 2006, of which $63.1 million was used to redeem $30.6 million of senior subordinated notes and $32.5 million of redeemable preferred stock.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     In fiscal year ended September 30, 2005, we adopted an investment strategy that has eliminated investments in equity securities that we have held in the past and limits our investments to government securities and other short-term, investment-grade, marketable securities. As of June 30, 2006, most of our investments represent investment-grade securities focused on preservation of principal, with interest rates that are reset every 7 to 28 days, and have a put option to convert to cash within 2 to 5 days.
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
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable.
Item 1A. Risk Factors
     Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	On March 8, 2006, our registration statement on Form S-1 (Registration No. 333-130521) was declared effective for our initial public offering, pursuant to which we offered and sold 6,130,000 shares of common stock and received net proceeds of approximately $88.7 million. We used these proceeds to repurchase all of our senior subordinated notes and to redeem all outstanding shares of our redeemable preferred stock, and to pay offering related expenses. As of March 31, 2006, we retained approximately $23.6 million of these net proceeds, none of which were used during the three month period ended June 30, 2006. We intend to use the remaining $23.6 million of the net proceeds from our initial public offering for general corporate purposes, including working capital and possible acquisitions and investments. We currently have no agreements or commitments with respect to any acquisitions or investments and we do not currently have any acquisitions or investments planned. Pending specific application of our net proceeds, we plan to invest our net proceeds in government securities and other short-term, investment-grade, marketable securities.

(c)	Not applicable

Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable
Item 5. Other Information
     In a Press Release dated July 25, 2006, the Company previously reported its diluted earnings per common share for the nine months ended June 30, 2006 at $0.11. In this Quarterly Report on Form 10-Q, the Company has revised the calculation of its diluted earnings per common share for the nine months ended June 30, 2006 to $0.09. This revision reflects a dividend on redeemable preferred stock (on an as converted basis) as an adjustment to arrive at income available for common stockholders. No dividend was actually paid on the redeemable preferred stock. At the time of the Company’s initial public offering, which was completed on March 14, 2006, the Company’s outstanding shares of convertible preferred stock were converted into shares of common stock and shares of redeemable preferred stock. The redeemable preferred stock was immediately redeemed. While no dividend was actually paid on the redeemable preferred stock prior to its redemption, under generally accepted accounting principles, as a result of these shares having been included in the calculation of the diluted earnings per common share for the three months ended December 31, 2005, the Company is required to include the impact such dividend would have had as an adjustment to income available to common stockholders in the calculation of diluted earnings per share for the nine months ended June 30, 2006. This revision did not affect the previously reported diluted earnings per common share for the three months ended June 30, 2006.
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

EAGLE TEST SYSTEMS, INC.
Date: August 11, 2006	By:	/s/ Leonard A. Foxman
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