Form 10-K
period 2006-09-30
Eagle Test Systems, Inc.
filed 2006-12-08
CIK 1290096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51828

EAGLE TEST SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2917389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Millbrook Drive, Buffalo Grove, IL (Address of principal executive offices)	60089 (Zip code)

(847) 367-8282
(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 Par Value Per Share	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2.)

Large Accelerated Filer ☐          Accelerated Filer ☐          Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $100.2 million (based on the closing price for the registrant’s common stock on the Nasdaq Global Market of $15.40 per share).

At November 30, 2006, 22,858,824 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2006. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART I

Item 1.	Business

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled “Risk Factors” in Part 1, Item 1A. in this Annual Report on Form 10-K. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

References in this Annual Report on Form 10-K to “Eagle Test,” the “Company,” “we,” “us” or “our” are to Eagle Test Systems, Inc., a Delaware corporation, and its subsidiaries.

Overview

We design, manufacture, sell and service high-performance automated test equipment, or ATE, for the semiconductor industry. Our test equipment is designed to address our customers’ volume production needs and to enable them to achieve low cost-of-test per device. Our customers, including semiconductor manufacturers and assembly and test subcontractors, use our products to test analog, a combination of digital and analog, known as mixed-signal, and radio frequency, or RF, semiconductors. Our proprietary SmartPintm technology enables multiple semiconductor devices to be tested simultaneously, or in parallel, on an individual test system, permitting greater test throughput. We believe that our technology and ATE architecture offer significant test speed and precision, leading to high production yields and repeatable results. Our modular and scalable test systems are designed to provide our customers with cost-efficient, customized solutions. Semiconductors tested by our systems are incorporated into a wide range of products in high-growth markets, including digital cameras, MP3 players, cellular telephones, video/multimedia products, automotive electronics, computer peripherals, and notebook and desktop computers.

Semiconductor manufacturers continuously strive for manufacturing and process improvements in order to satisfy the demand for smaller, better performing and lower cost semiconductors. Semiconductor manufacturers are aggressively pursuing strategies to reduce their overall cost-of-test by increasing the throughput of their test systems. Cost-of-test includes the initial ATE and ancillary equipment purchase price, as well as set-up and operating costs, and is often the most significant manufacturing cost, particularly for high-volume, low-cost devices. For these types of devices, ATE throughput, or the number of devices that can be tested in a given unit of time on a single test system, is a key determinant of cost-of-test per device and of a manufacturer’s ability to compete profitably.

We were founded and began providing test solutions in 1976. Since October 1, 2003, we have delivered over 600 test systems to more than 60 customers worldwide including Allegro MicroSystems, Inc., Fairchild Semiconductor International, Inc., Guidant Corporation, Intersil Corporation, National Semiconductor Corporation, ON Semiconductor Corporation and Texas Instruments Incorporated. Our global headquarters is located at our new manufacturing facility in Buffalo Grove, Illinois. We operate sales, services and engineering support facilities in the United States through regional offices and globally through our offices in Korea, Singapore, Taiwan, Italy, Germany, China, Malaysia and the Philippines. We completed our initial public offering on March 14, 2006.

Industry Background

Semiconductor devices are the foundation of the modern electronic world. Semiconductors are typically divided into two broad categories, digital and analog. Digital semiconductors, such as microprocessors, digital signal processors, or DSPs, and memory devices, are used to process and store data in a binary format using electrical signals to represent the binary digits, “1” and “0.” In contrast, analog semiconductors, such as amplifiers, RF devices, voltage regulators and other power management devices, are used to measure, control and transform physical properties, such as light, sound and movement, into a digital format by producing electrical signals that have a continuous range of values. Mixed-signal semiconductors contain both analog and digital elements on a single device but are generally classified as analog semiconductors.

Semiconductor prices typically decline as new devices are introduced and as devices advance through their product life cycles. This price compression takes place against a backdrop of increasing device complexity. Consequently, semiconductor device manufacturers, especially those serving high-volume markets, must continually seek cost reductions in all aspects of their manufacturing process.

The Importance of Testing in Semiconductor Production; The ATE Market

The process of designing and manufacturing semiconductors is complex and capital intensive. The wafer fabrication process, or “front-end” process, involves numerous and repetitive processing steps during which hundreds or even thousands of copies of a device are formed simultaneously on a single wafer. The subsequent testing and assembly of devices into packaged products ready for sale is commonly referred to as the “back-end” process.

Device testing is a critical part of the semiconductor production process and is a significant component of the cost of manufacturing semiconductors. Test equipment is typically used in the back-end process where each device is often tested several times to validate functional and electrical performance prior to shipment. ATE is generally used in two steps in the back-end semiconductor production process:

•	Wafer Probe Test. After wafer fabrication, a test system performs electrical testing of individual devices while still in wafer form for initial pass/fail verification by moving the wafer into contact with a wafer probe card. Semiconductors are tested at this stage to avoid the additional costs associated with assembling, packaging and further testing of defective semiconductors.

•	Final Test. After the individual semiconductor devices, called die, that fail the wafer probe test are discarded, the remaining die are assembled into packages. Manufacturers then test the packaged devices over a range of potential operating conditions to measure their functionality against precise performance specifications. Final test works to ensure that a device meets the manufacturer’s quality standards prior to shipping.

In addition to identifying devices that do not function properly in the back-end process, ATE also generates information that semiconductor manufacturers use to improve the yield of their overall production process and to assist in the semiconductor design and development phase. Demand for ATE is driven by increases in semiconductor unit production, increases in the complexity of semiconductor devices and the need to improve the overall cost-effectiveness of the semiconductor manufacturing process.

Current Test Challenges

Device manufacturers have continually focused on manufacturing and process improvements to satisfy the demand for smaller, better performing and lower cost semiconductors. Technological advances, such as smaller device geometries, higher transistor density and the introduction of larger, 300 mm wafers, have led to significant economies of scale in the front-end process and a general decline in overall manufacturing cost per device. However, as front-end costs have been decreasing, back-end costs, of which testing costs can be the most significant component, have not enjoyed the same rate of improvement. As a result, test cost has become a growing percentage of overall manufacturing cost and can be the most significant cost associated with manufacturing a semiconductor, especially in the case of high-volume devices. Consequently, semiconductor manufacturers are aggressively pursuing strategies to reduce their overall cost-of-test.

In analyzing total cost-of-test, semiconductor manufacturers focus on the initial ATE purchase price, equipment throughput, the range of products that can be effectively tested, costs associated with test application development, ability to upgrade, on-going maintenance and training requirements, and the need for ancillary equipment and floor space. Reducing the total cost-of -test is an important consideration for all device manufacturers, but is of particular significance to vendors of high-volume, low-cost devices for whom overall manufacturing cost is a critical factor in the ability to compete profitably. Significant challenges for device manufacturers in achieving lower overall cost-of-test include:

•	Need for High Throughput Testing. A test system’s throughput, or the number of devices that can be tested on a single test system in a given period of time, is a principal driver of cost-of-test. Improving throughput allows semiconductor manufacturers to meet increased capacity demands with fewer test systems, and consequently less ancillary equipment. The most effective method of increasing test throughput is to test multiple devices simultaneously on the same test system, or in parallel, on multiple test sites. The benefits are lower overall capital expenditures and less required floor space for a given increment of capacity. Although this multi-site, parallel test approach is widely employed for high volume production of digital and memory devices, it has proved challenging for analog and mixed-signal device testing due to the nature of the electrical properties of analog devices and the current architecture of many analog and mixed-signal test systems.

•	Need for Greater Testing Accuracy and Repeatability. The percentage of functioning devices per production run, known as yield, is a key measurement in determining the cost of semiconductor manufacturing. While yield losses can occur at multiple points during the manufacturing process, yield can be particularly affected during the testing process when functioning, or “good,” devices are deemed “bad” by test equipment incapable of making high precision measurements. Since lower yields have a direct impact on profitability, semiconductor manufacturers seek test equipment capable of highly accurate, repeatable results. Greater precision increases the likelihood that good devices will pass and defective devices will fail. In multi-site testing, test accuracy and repeatability can be compromised when electrical signals from a device failure from one site influence the test results at another site. This occurs in conventional test systems because the test instrumentation connected to each device under test, or DUT, is electrically linked by a common signal and power pathway, known as a common ground pathway, in the test system. For this reason, semiconductor manufacturers seek test solutions capable of producing precise, repeatable results and that minimize undesired interaction between devices undergoing simultaneous multi-site test.

•	Demand for Scalable, Flexible Solutions. ATE providers have traditionally offered test systems that emphasize solutions for the most advanced semiconductors, such as those with high digital pin counts and high operating frequencies. The challenges associated with testing these complex devices have resulted in test systems that are increasingly expensive to acquire, operate and maintain. Often, the functionality of these test systems greatly exceeds the test requirements for many low-priced, high-volume devices and cannot be scaled down in a cost-effective manner to address the specific requirements of these particular devices. In other cases, the test equipment offered at lower prices has proven incapable of providing the multi-site, parallel test capability required to achieve high throughput. Due to the lack of flexibility in traditional ATE architecture, semiconductor manufacturers require test equipment with the capability to cost-effectively scale functionality to meet the test requirements of a wide range of devices.

•	High Cost of Changing Test Platforms. Although more cost-effective test platforms may be available for testing many devices, the costs associated with migrating, or switching, to a new platform are often significant enough to cause semiconductor manufacturers to stay with their current, less efficient, test platforms. The switching costs associated with replacing an existing test solution include the capital expense of the new test system, the cost of developing and integrating new test programs and associated hardware, the expense associated with investment in ancillary hardware and other accessories, and the re-training and facility improvements necessary to support the new ATE environment. In addition, switching costs decrease the overall efficiency of the test process due to the increased time required for engineering and production staff to evaluate and validate new test systems. These high switching costs often make semiconductor manufacturers reluctant to switch to a new test platform, despite the new platform’s ability to provide higher throughput and lower cost-of-test.

Our Solution

Our products are designed to enable our customers to achieve low overall cost-of-test per device. We believe our test systems deliver increased test throughput for high-volume, price-sensitive semiconductors in the analog, mixed-signal and RF markets. We offer test systems that enable our customers to achieve a high level of test accuracy and repeatability, and our flexible system architecture can be easily reconfigured and adapted to meet our customers’ current and evolving testing needs. By focusing on low cost-of-test per device and based on informal feedback from customers, we believe that our test systems offer customers a competitive overall test solution that enables them to lower their semiconductor production costs and improve their profit opportunity. The aspects of our solution that facilitate low cost-of-test include:

Increased Throughput.  Our test systems are designed to enable our customers to improve throughput, which lowers total cost-of-test. We improve throughput in the following manner:

•	Our proprietary SmartPintm technology shortens the time required to complete the test routine for each individual device. SmartPintm technology enables high-speed, sequential subtests in which the test instrumentation completes an entire range of test parameters without software intervention or the time consuming task of opening and closing relays. In addition, with onboard DSP processing technology, SmartPintm eliminates the need for data and test results to cross long signal paths in order to be collected and analyzed.

•	Our test systems optimize simultaneous, or parallel, testing across multiple sites on the same test system. We refer to this capability as SimulTesttm. Our architecture enables test routine replication across multiple sites by dedicating signal sourcing and measurement resources, for current and voltage, and local signal processing to each pin on the DUT. This permits one test system to effectively test multiple devices simultaneously, which is critical for cost-efficient, multi-site, parallel testing.

Improved Yield with Precision and Repeatability.  Our proprietary technology and product architecture are designed to achieve test precision and repeatable results in order to deliver higher yields. We believe our solution improves yield in the following ways:

•	Our equipment allows customers to perform tests with a high degree of precision by narrowing the range of test tolerances, or guard bands. Reduced guard bands improve yield by allowing device manufacturers to measure closer to the established performance limits of the device.

•	The analog resource boards in our test systems are designed with independent computer interfaces, power supplies and independent ground connections that eliminate the need for a shared communication and electrical pathway. By avoiding the use of a common ground pathway, the test results from one device are isolated and avoid undesirable interactions with devices undergoing simultaneous test within the same test system.

Scalable and Flexible Architecture.  Our test system architecture is designed to enable our customers to quickly and cost-effectively upgrade or reconfigure their test systems as their testing needs evolve. Our architecture offers the following benefits:

•	Our test instruments, or resource boards, provide dedicated functionality and capability, which allow customers to tailor their test system capabilities to the specific testing needs of their devices. Our ATE is designed utilizing modular hardware and off-the-shelf electrical components that allow us to develop new features at the resource board level in a short time period. Our architecture also enables customers to upgrade their test system capability by simply adding another board or replacing an existing board within an existing test system. This is a more cost efficient and less time consuming approach than replacing the entire test system, as is required by many competing systems.

•	A majority of our analog resource boards can be employed in any of the test platforms we offer, allowing our customers to utilize identical hardware across our entire product line. This approach offers compatibility across a wide range of products, as well as easy replacement and support of individual resource boards. In addition, our entire test system product line operates under a uniform software environment, allowing customers to move seamlessly to different test system types by utilizing a common operating environment.

Lower Switching Costs.  We have developed a proprietary, adaptable interface that enables our test systems to operate using other vendors’ DUT boards, as well as earlier generations of our DUT boards, which is a significant advantage to us as our customers’ testing needs change. This proprietary architecture, which we call Chameleontm technology enables customers to easily migrate from some competing test platforms or earlier generations of our own product line, to a newer and more cost-effective Eagle Test solution. Our test systems are designed to offer customers a low-cost and time-saving option for migrating test platforms.

During the sales process, prospective and existing customers generally engage in an evaluation process in which they compare the costs and test results, such as yield and repeatability, of their current test solution against our proposed test solution. The customer’s current test solution may consist of a test system provided by one of our competitors, such as Credence Systems Corporation, LTX Corporation or Teradyne, Inc., a test system internally developed by the customer, or one of our previous generation test systems. An important consideration in the comparative evaluation process is the overall cost-of-test, which includes factors such as the number of devices to be tested, the total test system acquisition cost, the amount of required floor space, test time and the number of test systems required, and also considers system flexibility, upgradeability and maintenance costs. Customers often share with us their conclusions from their comparative evaluation of the cost-of-test of their current test solution versus our proposed test solution. This feedback, together with our experience with customers selecting our test solution after employing this evaluation process, supports our belief that our test systems often provide a low cost-of-test, as compared to the customer’s current test solution. We believe that in most cases in which a customer decides to switch to our proposed test solution, the customer has concluded that the cost of switching to a new test platform is outweighed by the reduction in the overall cost-of-test. In addition, customers also consider other relevant factors, such as service and technical support capabilities, brand awareness, financial viability and production capacity.

Our test systems are currently not designed to address the test requirements of semiconductors with large digital content, such as memory devices or microprocessors, which are typically tested by more costly test systems with different capabilities.

Products

Test Systems

We design, manufacture, sell and service a family of high-performance test systems that test analog, mixed-signal and RF semiconductors. Our current products are designed to provide our customers with the optimal level of test performance and functionality for their particular testing needs. The following table sets forth our current product offerings, their features and the devices tested by each product.

							Data
							Conversion
	Analog	Digital	RF	Multi-Site	Power	RF and	and Video		Complex	Precision
Test Systems	Channels	Pins	Ports	Capability	Management	Wireless	Processing	Automotive	Mixed-Signal	Linear	Discretes

ETS-600	480	256	32	64	✓	✓	✓	✓	✓	✓
ETS-364	240	128	16	64	✓	✓	✓	✓	✓	✓
ETS-300	240	32	—	32	✓			✓		✓
ETS-200	120	16	—	16	✓			✓		✓
ETS-200T	48	—	—	16							✓

ETS-600 and ETS-364.  Introduced in 2001, the ETS-600 and ETS-364 offer our highest performance analog, mixed-signal and RF test platforms across a broad range of semiconductors. The systems were designed to maximize throughput capability by enabling SimulTesttm multi-site testing for up to 64 sites, through our SmartPintm technology, our highest digital capabilities, and our custom designed RF6000 architecture. The RF6000 is a resource board and accessory to the ETS-600 or ETS-364 that enables the tester to simultaneously source and measure RF signals across multiple RF devices in a fully calibrated environment through the use of a proprietary RF Source Distribution Module. This functionality allows users to distribute RF source signals simultaneously to multiple device ports and calibrate each port to ensure that each port receives the precise desired RF signal to each device. The RF6000’s unique measurement capabilities are achieved through the use of RF signal “down converters” per port, which allow users to simultaneously measure the RF signal output of each RF device under test. These key features minimize RF device test times in multi-site applications by avoiding unnecessary switching between RF signal source and measurement functions while maintaining the signal integrity needed in an RF test environment.

The ETS-600 delivers our highest level of performance and functionality with up to 256 digital pins, over 480 analog channels, and up to 32 RF ports. The ETS-364 delivers up to 128 digital pins, over 240 analog channels, and up to 16 RF ports. The ETS-364 was designed to be fully compatible with the ETS-600 test system. Utilizing a common DUT interface and software command structure, the ETS-600 and ETS-364 offer customers a natural migration path between medium and large-scale, multi-site testing.

ETS-300 and ETS-200.  We introduced the ETS-300 and ETS-200 in 1998 as low-cost, high-performance analog and mixed-signal test systems. The ETS-300 delivers up to 32 digital pins and over 240 analog channels. This system offers SimulTesttm multi-site testing with up to 32 site capability. The ETS-300 is an attractive solution for analog applications and applications requiring less significant digital capabilities for testing devices such as switching regulators, power factor controllers, and various automotive devices.

The ETS-200 serves a similar market, but delivers up to 16 digital pins and up to 120 analog channels of throughput. The ETS-200 offers SimulTesttm multi-site testing with up to 16 site capability. The ETS-200 is intended for targeted applications such as operational amplifiers, low dropout regulators, and other analog applications, and/or applications requiring limited digital capabilities. The ETS-200 was designed to be fully compatible with the ETS-300 test system. Utilizing a common DUT interface and software command structure, the ETS-300 and ETS-200 offer customers a scalable migration path for multi-site, analog applications.

ETS-200T.  We introduced the ETS-200T in 2003 to test specific types of semiconductors known as a Field Effect Transistors, or FETs. The ETS-200T delivers high throughput with up to 16 site testing capability and a custom designed software environment to make FET program development easy and effective. Since its introduction, the 200T has received positive early customer acceptance for its unique ability to test these devices in highly parallel applications.

Software Products

ATE operating software is required to design and run test routines, and to record and analyze the results of such test routines. Our Eagle Vision software is a feature-rich, user-friendly software platform, designed to help our customers rapidly develop test programs on our platforms. For example, our plotting tools facilitate quick and easy graphing of response data. Our automatic code generation tools help programmers avoid incorrect entries and our point-and-click status screens allow easy monitoring and adjustment of test system settings. The production environment offers numerous data aggregation options and supports multiple data output formats. Our software includes user-friendly tools for generation and analysis of test data that are enabled by simple point-and-click operations.

We have developed our Eagle Vision software as the uniform operating environment for all of our various test platforms. This approach reduces our customers’ overall cost of ATE ownership by reducing the employee training and platform set-up time usually associated with bringing new test platforms on line. Eagle Vision, when combined with our Chameleontm device interface hardware, provides our customers with a compatible test system upgrade path, allowing our customers to migrate devices to our new platforms without abandoning their investment in their existing Eagle Test systems and associated software and device interface hardware.

Technology

SmartPintm.  Our patented SmartPintm technology enables our products to generate and measure both current and voltage signals at each device pin. Furthermore, our SmartPintm technology enables digital signal processing to be performed locally at each pin, which eliminates the need to move test data through a common signal bus for processing, thereby decreasing processing time, reducing interference and improving accuracy and yield. In addition to these features, SmartPintm technology provides the capability to generate multiple signals of various ranges, which allows our customers to execute a full set of test routines with a single starting signal, eliminating the time required for additional software programming commands. In this way,

SmartPintm technology optimizes simultaneous, or parallel, testing across multiple sites on the same test system. We refer to this capability as SimulTesttm.

Chameleontm.  Our Chameleontm technology provides interoperability among different test platforms by allowing test application hardware from one test system to be used on another test system. Chameleontm provides hardware compatibility among our various test platforms, as well as with test hardware from some of our competitors’ test platforms.

Pattern-Based Testingtm.  Our Pattern-Based Testingtm is enabled by our SmartPintm technology in conjunction with our Eagle Vision software. In Pattern-Based Testingtm, predetermined digital and analog waveforms are presented to a DUT in a time synchronized sequence. Pattern-Based Testingtm technology provides the capability to simultaneously capture and analyze both analog and digital waveforms that are emitted from the DUT, thus reducing device test times and permitting increased throughput and lower cost-of-test.

Floating Resources.  Our test platform architecture provides electrical separation between disparate test sites on the same piece of test equipment by eliminating the need for our test instrumentation resources to access power or move signals across a common electrical pathway. Because our floating resources have independent ground connections, interference normally associated with a common ground pathway is minimized, allowing each device’s results to remain isolated from the results of other adjacent sites. This leads to better test accuracies and fewer devices failing due to device-to-device errors.

Sales and Marketing

With the exception of the United Kingdom and Japan, we market and sell our products exclusively through our direct sales organization, which consists of sales professionals, application engineers (technical sales support), technical marketing and sales personnel. In the United Kingdom, we utilize a combination of direct sales representatives and distributors while in Japan we use direct distributors. Our account managers oversee and manage our worldwide sales activity. As of September 30, 2006, we had 81 people in sales, marketing and applications, including 17 direct sales representatives, who provide account management, sales administration and technical sales support. Because we focus on the development of long-term relationships with major customers, the large majority of our sales and technical sales support personnel is located in close proximity to key customer sites. For foreign customers, this support is typically provided through one of our foreign subsidiaries. As of September 30, 2006 we had 54 foreign personnel providing sales, service and applications support to our foreign customers.

Our customers generally undertake an extensive evaluation of new test technology prior to adopting such technology. We work with potential customers with the goal of offering them a superior solution for their test requirements. In typical situations, our applications engineers are required to develop a custom test program designed to demonstrate our equipment’s performance and capability to address the customer’s specific needs. In cases involving existing customers, we typically work closely with their respective product development and production groups to help maximize the utility of our test systems throughout their organization and to align our product development efforts with their anticipated test requirements.

We employ a sales model that emphasizes reducing the customer’s total cost-of-test per device rather than the acquisition cost of the individual test system. We demonstrate how a customer’s test costs can be reduced by utilizing our products in lieu of competitors’ test systems.

We believe that strong service and support are critical to providing an overall lower cost-of-test solution. In addition to our applications engineering support staff, we maintain a global network of service personnel who seek to maximize test system up-time. We also offer services to enable our customers to maintain and effectively use our test systems, and to enhance our customer relationships. Our standard product warranty includes coverage of hardware products for one year from the date of purchase and warrants against defects in design, materials and workmanship. In order to minimize system down-time in the event of a service requirement, we typically ship a replacement product for any non-functional standard equipment within

24 hours of the service request. We also offer our customers additional support after the warranty period in the form of maintenance contracts or extended warranties.

Customers

We target analog, mixed-signal and RF semiconductor manufacturers and related companies that serve a broad range of market segments. Since October 1, 2003, we have delivered over 600 test systems to more than 60 customers. Our customers include many of the world’s leading semiconductor manufacturers, IDMs, fabless design companies, and assembly and test subcontractors. Companies that use our systems include:

Agape Packaging Mfg. Co. Ltd.
Allegro MicroSystems, Inc.
AMI Semiconductor, Inc.
Amkor Technology, Inc.
ASE Electronics (M) Sdn. Bhd.
Carsem Sdn. Bhd
EM Microelectronic-Marin SA
Fairchild Semiconductor
International, Inc.	Guidant Corporation
HANA Semiconductor
  (Ayutthaya) Co., Ltd.
Hewlett-Packard Company
Infineon Technologies AG
International Rectifier Corporation
Intersil Corporation
Jiangsu Changjiang Electronics
  Technology Co., Ltd.
Microchip Technology Incorporated	Microsemi Integrated Products Myson Century Inc.
National Semiconductor Corporation
NS Electronics Bangkok Ltd
O2MICRO, Inc.
ON Semiconductor Corporation
PDF Solutions, Inc.
STATS ChipPAC Ltd.
Test-Serv Inc.
Texas Instruments Incorporated Unitive Electronics, Inc.

Our customers have historically been semiconductor device manufacturers, but our customer base has expanded to include assembly and test subcontractors, such as STATS ChipPAC Ltd. and ASE Electronics (M) Sdn. Bhd. Semiconductor manufacturers and fabless semiconductor companies utilize these subcontractors to provide incremental capacity and to lower their fixed production costs.

For the fiscal year ended September 30, 2006, sales to Texas Instruments Incorporated accounted for 52.9% of our net revenue. For the fiscal year ended September 30, 2005, Texas Instruments Incorporated accounted for 44.3% of our net revenue. For the fiscal year ended September 30, 2004, two customers, National Semiconductor Corporation and Texas Instruments Incorporated, accounted for 36.1% and 31.9%, respectively, of our net revenue. These customers are the only customers who have accounted for 10% or more of our net revenue during these periods. We expect that a small number of customers will continue to represent a significant portion of our net revenue for the foreseeable future. Sales to customers in the United States accounted for approximately 30.6%, 46.2% and 21.6% of net revenue for the years ended September 30, 2006, 2005 and 2004, respectively. Sales to customers in Malaysia accounted for approximately 38.8%, 21.4% and 51.0% of net revenue for the fiscal years ended September 30, 2006, 2005 and 2004, respectively. Sales to customers in other locations accounted for approximately 30.6%, 32.4% and 27.4% of net revenue for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

Manufacturing and Assembly

Our test platforms consist of standard products that we custom configure based on each customer’s specific needs. A large portion of our subassembly manufacturing is outsourced to contract manufacturers for printed circuit board fabrication, automated assembly and the supply of machine parts. Our major contract manufacturers include Millennium Electronics, Inc. and Universal Electronics, Inc., both of which manufacture our printed circuit board assemblies, including surface mount and through-hole technologies, and Sentral Assemblies & Components, which manufactures our cable assemblies and power supplies. We contract with these manufacturers on an individual purchase order basis and do not have long term contracts with them. We believe this selected outsourcing strategy provides us with the flexibility to respond more rapidly to changes in industry conditions or demand for our test systems. We perform mechanical assembly, subassembly testing operations and final systems integration at our Illinois manufacturing facility in order to ensure quality. We focus on quality assurance by monitoring the various stages of the manufacturing process to identify areas for improvement and manage potential manufacturing issues.

Although our products consist mainly of standard components and prefabricated parts manufactured to our specifications, some components and subassemblies are purchased from a limited number of suppliers or sole source suppliers. Our major suppliers include Arrow Electronics, Inc. and Future Electronics, both of which provide us with electronic components and integrated circuits, as well as Pickering Electronics Limited, which provides us with relays, switches and integrated circuits, and Marcel Electronics International, which provides us with printed circuit boards. We work closely with our suppliers to plan our inventory procurement in quantities that will minimize our inventory risks; however, we cannot be certain that shortages will not develop in the future. We purchase components and subassemblies through separate purchase orders and do not currently have long-term purchase contracts with our suppliers. We believe our ability to procure components and subassemblies is a key determinant of our ability to provide our customers with quality products on a timely basis and we continue to evaluate alternative sources for the supply of our inventory.

Research and Development

Our continued commitment to research and development and the timely introduction of new products, features and upgrades are integral to maintaining our competitive position. Our research and development efforts seek to address new opportunities and demands within our customer base. Our efforts are focused on the design of test systems that lower the overall cost-of-test for semiconductor companies. We concentrate on advancements in electrical performance, software tools, parallel test efficiency and test system resource density. We also focus on the design of modular hardware for rapid implementation of new features and a uniform software platform for operating compatibility across our entire line of test systems. This strategy reduces our overall product development cycles and development costs and maximizes our research and development resources. Our research and development activities are directed by individuals with significant expertise and industry experience. As of September 30, 2006, we had 55 employees dedicated to research and development.

Our research and development organization is segmented into specific product development groups, including mixed-signal, high performance data converters and automotive products, discrete components and RF products, which provides highly dedicated focus for the investigation of new technical opportunities in our target markets, and the development of solutions specifically targeted at those opportunities.

We leverage our engineering efforts by utilizing standard components whenever possible. We generally avoid the use of customized components, such as Application-Specific Integrated Circuits, or ASICs, when implementing functionality because it is easier to adapt standard semiconductor designs to changing requirements. This also eliminates high engineering risks and costs associated with ASIC design. We use standard PCs with Microsoft Windows as the main control computer of our test systems. The strategy of using industry standard products has proven successful, allowing us to leverage the significant investments made by the largest companies in the technology field, with minimal cost to us.

Our historical research and development expenditures for the fiscal years ended September 30, 2006, 2005 and 2004 were $8.9 million, $7.9 million and $6.1 million, respectively, representing 7.2%, 12.4% and 5.4% of net revenue in each of the respective fiscal years.

Competition

We face substantial competition in the ATE market throughout the world. Our principal competitors include Credence Systems Corporation, LTX Corporation and Teradyne, Inc., all of which are major manufacturers of ATE for the analog, mixed-signal and RF markets, in addition to other markets in which we do not compete. Some of our competitors’ products that test analog, mixed-signal and RF semiconductors have higher digital pin counts than our products, and accordingly may be considered to have a greater functional testing range and the ability to test types of devices that our products do not test. Accordingly, a customer that manufactures high-end digital semiconductors, for example, as well as analog, mixed-signal or RF devices, may be more inclined to purchase a test system from one of our competitors. We believe, based on the published report of an independent industry research organization, that our competitors named above each have a larger share of our addressable market than we do. Additionally, some of our competitors, including those named above, have greater brand recognition and greater financial, engineering, manufacturing and marketing resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products. Some of our competitors also have broader product offerings, larger installed customer bases and more extensive customer support capabilities than we do. We expect our competitors to continue to improve the performance of and support for their current products and to introduce new products, technologies or services that could adversely affect sales of our current and future products. In addition, other test companies that do not currently focus on our target markets could choose to do so.

We believe the primary competitive factors in the analog, mixed-signal, discrete and RF ATE markets are the overall cost-of-test, test accuracy, throughput, yield and support infrastructure. We believe we compete favorably with respect to each of these factors in the markets that we address. Based on our experience in marketing our products in competition against those of our competitors, we believe we are a very strong competitor within the analog, mixed-signal markets and discrete, and also an effective competitor in the RF market. However, in contrast to a number of our competitors, we do not compete for opportunities to test primarily digital semiconductors, such as memory devices or microprocessors, where more costly test systems with different capabilities are required to compete effectively.

Intellectual Property

Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We own two U.S. patents. These patents will expire in approximately 16 years. While these patents are important and relate to some of our distinct technology, we have relied primarily on our trade secrets and copyright protection as well as confidentiality provisions to protect our intellectual property.

There are always risks that third parties may claim that we are infringing upon their intellectual property rights and we could be prevented from selling our products or services, or suffer significant litigation or licensing expenses as a result of these claims. In addition, third parties may infringe or design around our intellectual property rights, and we may expend significant resources enforcing our rights or suffer competitive injury with adverse effects on our results of operations. Our efforts to protect our intellectual property rights may be less effective in some foreign countries where intellectual property rights are not as well protected as in the U.S. For additional, important information, review the information set forth in “Risk Factors — Risks Related to Intellectual Property.”

Employees

As of September 30, 2006, we had 302 full time employees. Of our total employees, 55 were dedicated to research and development and 81 were dedicated to sales, marketing and applications. None of our employees located in the United States is represented by a union. Our employees in Europe are represented by workers’ councils. We believe our relationships with our employees are good.

Backlog

Our backlog, calculated on the basis of unfilled purchase orders with a firm delivery date for all products and services, was $13.2 million at September 30, 2006, compared with $4.7 million at September 30, 2005. Since customers may cancel or delay their orders with little regard for potential penalties, and since new order volume may decrease very rapidly, our backlog at any particular date is not necessarily indicative of our future backlog or actual sales that may be generated for any succeeding period. In the past, our test systems have generally shipped within six to eight weeks from the time we receive a customer’s purchase order, and we expect at least 85% of our backlog as of September 30, 2006 to ship prior to the end of December 2006. Any change in our manufacturing capacity and the time it takes to ship our products will affect our level of backlog. Historically, our backlog levels have also fluctuated based on our customers’ ordering patterns and their inability to predict order trends in the semiconductor industry with any certainty.

Item 1A.	Risk Factors

Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the discussion of “Forward-Looking Statements” on page one of this Annual Report on Form 10-K in connection with your consideration of the risk factors and other important factors that may affect future results described below.

Risks Related to Our Business and Industry

The highly cyclical nature of the semiconductor industry could adversely affect our operating results.

Our business and operating results depend to a significant extent on capital expenditures by companies in the semiconductor industry that purchase our ATE. Historically, the semiconductor industry has been highly cyclical with recurring periods of over-supply. These cycles typically have a disproportionately negative impact on capital equipment manufacturers, including providers of test systems like Eagle Test. In most cases, the decrease in capital expenditures for test systems by our customers is more pronounced than the downturn in the overall semiconductor industry.

We believe that semiconductor industry downturns will likely recur, and because they often occur very rapidly, we cannot adequately foresee their timing and extent, or their effect on customer orders and revenues. If we do not accurately predict the timing or extent of a downturn, we may not adequately reduce our operating expenses in light of decreased revenue, which will adversely affect our financial performance, and potentially our stock price. During downturns we experienced, and in the future we may experience:

•	decreased customer orders, test systems shipments and revenue;

•	decreases in backlog;

•	decreases in the average selling prices, or ASPs, of our test systems;

•	delays in order commitments;

•	lower operating margins;

•	increases in order cancellations and customer-requested shipment delays;

•	excess production capacity;

•	delays in collecting accounts receivable; and

•	excessive inventory levels.

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

A small number of customers has accounted for a significant portion of our revenue in any particular period. We expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenue for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our test systems, and may cancel orders with little regard for potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenue and results of operations. For additional information, see the section entitled “Business — Customers” in Part I, Item 1. in this Annual Report on Form 10-K.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively detect and prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, under currently published SEC rules, we will be required beginning with our fiscal year ending September 30, 2007 to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. Furthermore, our registered independent public accounting firm will be required to report on our assessment of the effectiveness of our internal control over financial reporting and separately report on the effectiveness of our internal control over financial reporting. Under rules recently proposed by the SEC, we may not be required to complete this assessment until our fiscal year ending September 30, 2008. We have begun but have not yet completed our assessment of the effectiveness of our internal control over financial reporting. If we fail to timely complete this assessment, or if our independent registered public accounting firm cannot attest to our assessment when required, we may be subject to regulatory sanctions and a loss of public confidence. Also, the lack of effective internal control over financial reporting may adversely impact our ability to prepare timely and accurate financial statements.

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

Since customers typically cancel or delay their orders with little regard for potential penalties, and since new order volume may decrease very rapidly, our backlog, if any, at any particular date is not necessarily indicative of our future backlog or actual sales that may be generated for any succeeding period. Any change in our manufacturing capacity and the time it takes to ship our products will affect our level of backlog. Historically, our backlog levels have also fluctuated based on our customers’ ordering patterns and our inability to predict order trends in the semiconductor industry with any certainty. During an industry downturn, our backlog could be substantially reduced or eliminated. Accordingly, you should not rely on our level of backlog as an indication of our future revenues. For additional information, see the section entitled “Business — Backlog” in Part I, Item 1. in this Annual Report on Form 10-K.

We obtain some of the components and subassemblies included in our test systems from a limited number of suppliers and subcontractors, which may result in production delays, loss of revenue or increased costs.

We obtain some of the components and subassemblies included in our test systems from a limited number of, or in some cases sole source, suppliers and subcontractors with whom we do not have long-term contracts. These suppliers and subcontractors are under no obligation to supply our requirements. This reliance gives us less control over the manufacturing process and exposes us to significant risks. Identifying and qualifying new or alternative sources of these materials can be a lengthy and difficult process. From time to time, we may be unable to obtain an adequate supply of components or subassemblies. In addition, the lead time required for shipments of some of our components or subassemblies can be lengthy and such lead time may increase in periods of heightened demand. We may also experience increases in the prices of these components or subassemblies, delays in delivery and poor component or subassembly quality. If we are unable to accurately predict our component and subassembly needs, if our supply is disrupted or delayed, if any of the components or subassemblies on which we rely are discontinued due to obsolescence or otherwise, or if we otherwise experience any other adverse change in our relationships with these suppliers or subcontractors, we would experience a delay in shipments of our test systems, damage to our customer relationships, an increase in our production costs and/or a reduction in our sales, any of which could have an adverse effect on our revenue and results of operations.

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

As a public company, we believe we have greater opportunities to make acquisitions of, or significant investments in, complementary companies, products or technologies, although no acquisitions or investments are currently pending or planned. This is due to the fact that we have additional available capital for these purposes, as well as a market-determined value for our common stock. To date, our management has had very little experience completing acquisitions or managing the integration of acquisitions. Accordingly, we cannot guarantee that we will be able to successfully complete or integrate any business, products, technologies or personnel that we might acquire or seek to acquire in the future, and our failure to do so could harm our business. Furthermore, any future acquisitions, if completed, would subject us to many risks, including:

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

In particular, the economies of Asia have been highly volatile in the past, resulting in significant fluctuations in local currencies and other instabilities. In recent years, many countries in Asia have experienced weakness in their currency, banking and equity markets as a result of certain events, including the occurrence of severe acute respiratory syndrome, or SARS. These instabilities continue and may recur. Our exposure to the business risks presented by the economies of Asia will increase to the extent that we and our customers continue to expand operations in that region. Any instability in Malaysia or elsewhere in the Asia Pacific region, including those resulting from any additional outbreak of SARS or a potential outbreak of avian influenza, could delay customer acceptance of our products or prevent us from installing or servicing our products sold in the affected region.

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

Accounting for employee stock options using the fair value method could significantly reduce our net income.

We have adopted Statement of Financial Accounting Standards (SFAS) No. 123R — “Share-Based Payment” effective October 1, 2005, which requires us to expense stock options in the income statement based on option grant date fair value. We are using the Black-Scholes Option Pricing Model to determine the fair value of stock options granted and will amortize this amount to compensation expense as options vest and have adopted the prospective method of transition as of the date of adoption. See Notes 2 and 12 of Notes to

Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a more detailed presentation of accounting for stock-based compensation plans. If we issue a significant option grant, or series of option grants, the stock-based compensation expense related to these grants may have a materially adverse effect on our results of operations.

Risks Related to Intellectual Property

Third parties may claim we are infringing their intellectual property rights, and we could be prevented from selling our products or services, or suffer significant litigation or licensing expenses, even if these claims have no merit.

Our competitive position is driven in large part by our proprietary products, processes and services, such as SmartPintm and our floating resource architecture. Third parties, however, may claim that we or our products, systems or operations are infringing their intellectual property rights, and we may be unaware of intellectual property rights of others that may cover some of our assets, technology, products and services. Any litigation regarding patents, trademarks, copyrights or other intellectual property rights, even those without merit, could be costly and time consuming, and divert our management and key personnel from operating our business. The complexity of the technology involved and inherent uncertainty and cost of intellectual property litigation increases our risks. If any third party has a meritorious or successful claim that we are infringing its intellectual property rights, we may be forced to change our products, services or manufacturing processes, which may be costly or impractical. If we are unable to make such changes to avoid infringing third party intellectual property rights, we may be forced to enter into royalty or license agreements. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all, and we may therefore be required to cease the infringing aspect of our operations. This may require us to stop selling our products as currently engineered, which could harm our competitive position. We also may be subject to significant damages or injunctions that prevent the further development of certain of our products or services.

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

Risks Related to our Common Stock and our Capital Structure

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

We have only been a public company since March 2006. For the quarterly period ended September 30, 2006, the average daily trading volume of our common stock on the Nasdaq Global Market has been less than 194,000 shares. On October 3, 2006, we completed a public offering of 5,500,000 shares of common stock, 2,000,000 of which were sold by us and 3,500,000 of which were sold by certain of our stockholders. In connection with this public offering, all directors, executive officers, and certain significant stockholders other than the Employee Stock Ownership Plan, entered into lock-up agreements with the underwriters of that offering. As a result of these lock-up agreements, 9,824,308 shares of our common stock are subject to contractual restrictions on resale, through December 26, 2006.

The Employee Stock Ownership Plan is able to sell or distribute its shares of our common stock under certain circumstances. We currently anticipate that the Employee Stock Ownership Plan will distribute 834,565 shares of our common stock to employees, to be held in individual self-directed accounts. Other than this anticipated distribution, we have agreed not to cause the disposition of any shares of our common stock currently held by the Employee Stock Ownership Plan prior to December 26, 2006, without the prior written consent of the underwriters of our recent public offering. In addition, we have agreed not to cause the Employee Stock Ownership Plan to transfer investment control over 834,565 shares of our common stock to employees, or otherwise take any action that would result in a transfer of investment control to employees, until after December 1, 2006, thus preventing the sale of these shares prior to such date. After the date of such transfer of investment control to employees, and after the effective date of a registration statement on Form S-8 under the Securities Act which we expect to file prior to such date to register these shares, such shares will be generally available for resale in the public market, except for 73,009 shares of common stock held by executive officers that will be subject to the lock-up agreements described above.

After the expiration of the “lock-up” period described above, we will not be contractually prohibited from issuing and selling additional shares of our common stock. Any future sale by us or our current stockholders of our common stock in the public market, or the perception that sales could occur, could adversely affect the prevailing market price for our common stock.

Our directors and certain significant stockholders exercise significant control over Eagle Test.

Our directors, and significant stockholders and their affiliates, including TA Associates, collectively control approximately 47.0% of our outstanding common stock. Investment funds affiliated with TA Associates hold an aggregate of 29.2% of our outstanding common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of Eagle Test and might affect the market price of our common stock.

Provisions in our certificate of incorporation and by-laws may deter third parties from acquiring us.

Our certificate of incorporation and by-laws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including the following:

•	our board of directors is divided into three classes serving staggered three-year terms;

•	only our board of directors may call special meetings of our stockholders;

•	our stockholders may take action only at a meeting of our stockholders and not by written consent;

•	we have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval and may be used in connection with the adoption of a stockholder rights plan;

•	stockholder approval of amendments of our certificate of incorporation or by-laws require a vote of 75% of our outstanding shares;

•	vacancies on the board of directors may be filled only by the directors;

•	our directors may be removed only for cause by the affirmative vote of the holders of 75% of the votes that all stockholders would be entitled to cast in the election of directors; and

•	we require advance notice for stockholder proposals.

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

We are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock, for a three-year period following the date that such stockholder became an interested stockholder absent prior approval of our board of directors. Section 203 could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.

Our Website

Our web site is www.eagletest.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and any amendments to those reports filed or furnished with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available through our web site as soon as reasonably practicable after our electronic filing of such materials with, or the furnishing of them to, the Securities and Exchange Commission. The information contained or incorporated on our web site is not a part of this Annual Report on Form 10-K.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters are currently located in Buffalo Grove, Illinois, which we relocated to in January 2005, and where we lease approximately 96,000 square feet of commercial space under a lease that expires in 2015. We use this space for our principal sales, engineering, customer service and administrative purposes. The facility was designed by us specifically to maximize our engineering, system design and manufacturing capabilities and to accommodate future growth. The facility provides substantially increased production capability from our previous headquarters facility, and has dedicated laboratory environments for research and development.

We also lease additional offices in Santa Clara, California; Tempe and Tucson, Arizona; Bedford, New Hampshire; Dallas, Texas; Singapore; Gyeonggi-Do, Korea; Hsinchu City, Taiwan; Munich, Germany; Basiano, Italy; Melaka, Malaysia; Alabang, The Philippines; and Suzhou, China. We perform various activities, including sales, customer service, training, research and development and applications engineering in some or all of these offices. We do not anticipate significant difficulty in obtaining lease renewals or alternate space as needed, although obtaining renewals or alternate space on acceptable terms cannot be assured. We also, in addition, own a residence in Vernon Hills, Illinois principally used for travel purposes by out-of-town employees.

Item 3.	Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. Currently, there are no such claims, suits or complaints that, in our opinion, would have a material adverse effect on our business, results of operations and financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders through a solicitation of proxies or otherwise during the quarterly period ended September 30, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed and has been traded on the Nasdaq Global Market under the symbol “EGLT” since our initial public offering on March 8, 2006. Prior to that time there was no public market for our common stock. The following table sets forth the high and low closing prices of our common stock, as reported by the Nasdaq Global Market, for each of the periods listed.

	High	Low

2006
Second Quarter (commencing March 8, 2006)	$15.50	$13.88
Third Quarter	$17.77	$14.00
Fourth Quarter	$19.47	$12.33
2007
First Quarter (through November 30, 2006)	$18.64	$14.45

Holders

As of November 30, 2006, there were 12 holders of record of our common stock.

Dividends

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business. Accordingly, we do not anticipate declaring or paying any cash dividends for the foreseeable future. Our board of directors will have discretion in determining whether to pay dividends, which will depend upon our financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of September 30, 2006.

Number of Securities
Remaining Available for
	Number of Securities	Weighted Average	Future Issuance under
	to be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	679,500	$9.09	2,520,000	(2)
Equity compensation plans not approved by security holders(3)	—	—	—

Total	679,500	$9.09	2,520,000

(1)	Includes our 2003 Stock Option and Grant Plan and our 2006 Stock Option and Incentive Plan.

(2)	Includes shares remaining available for future issuance under our 2006 Stock Option and Incentive Plan.

(3)	There are no equity compensation plans in place not approved by shareholders.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fiscal year ended September 30, 2006.

Use of Proceeds from Registered Securities

On March 8, 2006, our registration statement on Form S-1 (Registration No. 333-130521) was declared effective for our initial public offering, pursuant to which we offered and sold 6,130,000 shares of common stock and received net proceeds of approximately $88.7 million. We used these proceeds to repurchase all of our senior subordinated notes and to redeem all outstanding shares of our redeemable preferred stock, and to pay offering related expenses. As of September 30, 2006, we retained approximately $23.6 million of these net proceeds, none of which were used during the three month period ended September 30, 2006. We intend to use the remaining $23.6 million of the net proceeds from our initial public offering for general corporate purposes, including working capital and possible acquisitions and investments. We currently have no agreements or commitments with respect to any acquisitions or investments and we do not currently have any acquisitions or investments planned. Pending specific application of our net proceeds, we plan to invest our net proceeds in government securities and other short-term, investment-grade, marketable securities.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of this Annual Report on Form 10-K and the section entitled “Financial Statements and Supplementary Data” in Part II, Item 8. of this Annual Report on Form 10-K. The data for and as of the end of each of the five fiscal years in the period ended September 30, 2006 is derived from our audited consolidated financial statements.

	Year Ended September 30,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statement of Net Income Data:
Net revenue	$124,738	$63,477	$111,210	$55,766	$25,918
Cost of goods sold	42,320	26,596	37,337	20,457	8,556

Gross profit	82,418	36,881	73,873	35,309	17,362
Operating expenses
Selling, general and administrative	28,974	21,066	23,932	16,491	10,949
Research and development	8,939	7,883	6,051	3,113	3,240
Write-off of offering expenses	—	—	1,858	—	—

Operating income	44,505	7,932	42,032	15,705	3,173
Interest expense	3,496	3,910	3,887	31	30
Increase (decrease) in value of warrants	5,466	(599)	1,548	—	—
Other (income) and expense, net	(1,866)	(2,274)	(408)	(636)	633

Income before taxes	37,409	6,895	37,005	16,310	2,510
Provision (benefit) for income taxes	14,836	(524)	14,952	6,706	864

Net income	$22,573	$7,419	$22,053	$9,604	$1,646

	Year Ended September 30,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Earnings Per Share Data:
Net income per share, basic(1)	$0.79	$0.53	$1.58	$0.67	$0.11
Net income per share, diluted(1)	0.60	0.36	1.46	0.67	0.11
Weighted average shares outstanding, basic	14,016,988	5,396,248	5,396,248	14,365,017	14,390,000
Weighted average shares outstanding, diluted	17,980,235	14,513,227	14,009,533	14,390,337	14,390,000
Selected Operating Data:
Gross margin	66.1%	58.1%	66.4%	63.3%	67.0%
Operating margin	35.7%	12.5%	37.8%	28.2%	12.2%

(1)	The difference between the fair market value of our previously outstanding Redeemable Preferred Stock at date of issue of $21.1 million and the redemption price of $32.5 million paid on March 14, 2006 with proceeds from our initial public offering was charged to retained earnings in March 2006 when the redemption occurred. This $11.4 million adjustment is used to reduce net income to arrive at income available to common stockholders for purposes of calculating earnings per common — basic and diluted shares for the fiscal year ended September 30, 2006 in accordance with EITF Topic D-42 — “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.”

	As of September 30,
	2006	2005	2004	2003	2002

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$75,946	$22,676	$23,733	$21,961	$20,573
Receivable from sale of common stock	31,185	—	—	—	—
Working capital	125,738	41,617	39,276	18,919	25,375
Total assets	165,886	66,171	91,752	50,852	43,505
Capital lease obligations	640	890	—	—	—
Redeemable warrants	—	2,667	3,266	1,718	—
Senior subordinated convertible notes	—	28,843	28,561	28,282	—
Series A convertible preferred stock	—	65,000	65,000	65,000	—
Total stockholders’ equity (deficit)	136,414	(44,587)	(51,433)	(73,620)	27,043

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and related notes thereto. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include those described in “Risk Factors” in Part 1, Item 1A. in this Annual Report on Form 10-K.

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

We were founded and began providing test solutions in 1976. Our customers include semiconductor manufacturers, integrated device manufacturers, or IDMs, fabless design companies, and assembly and test subcontractors, including Allegro MicroSystems, Inc., Fairchild Semiconductor International, Inc., Guidant Corporation, Intersil Corporation, National Semiconductor Corporation, ON Semiconductor Corporation and Texas Instruments Incorporated. Since October 1, 2003, we have delivered over 600 test systems to more than 60 customers worldwide. We completed our initial public offering in March 2006.

Our business and operating results depend significantly on the level of capital expenditures by companies in the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of over-supply and under-supply, which has resulted in wide fluctuations in demand for our products and services. These demand fluctuations have resulted in significant variations in our revenue, expenses and results of operations in the periods presented. Fluctuations are likely to continue in future periods.

Our business experienced significant growth in fiscal 2006 as our net revenue increased to $124.7 million from $63.5 million in fiscal 2005, an increase of $61.3 million, or 96.5%, and our net income increased to $22.6 million from $7.4 million in fiscal 2005, an increase of $15.2 million, or 204.3%. In fiscal 2005, our business experienced a slowdown during the downturn in the semiconductor industry. Our net revenue decreased significantly during fiscal 2005, to $63.5 million from $111.2 million during fiscal 2004, a decrease of $47.7 million, or 42.9%, and our net income in this period decreased to $7.4 million from $22.1 million, a decrease of $14.6 million, or 66.4%. Revenues in the fourth quarter of fiscal 2005 increased sharply, and amounted to 44.9% of the total revenue for the year, as the industry and our business experienced a rebound.

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

Historically, a significant portion of our revenue in each quarter and year has been derived from sales to relatively few customers. While we seek to expand and diversify our customer base, we expect our revenue to continue to be derived from a small number of customers. In fiscal 2006, sales to Texas Instruments Incorporated accounted for 52.9% of our net revenue, and sales to our five largest customers accounted for an aggregate of 76.7% of our net revenue. In fiscal 2005, sales to Texas Instruments Incorporated accounted for 44.3% of our net revenue, and sales to our five largest customers accounted for an aggregate of 66.9% of our net revenue. In fiscal 2004, sales to National Semiconductor Corporation and Texas Instruments Incorporated accounted for 36.1% and 31.9% of our net revenue, respectively, and sales to our five largest customers accounted for an aggregate of 79.2% of our net revenue.

With the exception of the United Kingdom and Japan, we market and sell our products exclusively through our direct sales organization, which consists of sales professionals, application engineers (technical sales support), technical marketing and sales personnel. In the United Kingdom, we utilize a combination of direct sales representatives and independent distributors while in Japan we use independent distributors. Our direct sales force earns commissions based on the sales they generate. Our distributors earn commissions based on sales of equipment shipped into their regions or in some cases, we offer our distributors discounts on our products for resale. A significant majority of our sales is generated by our direct sales organization and we expect to continue to expand our sales organization in the future.

We do not have purchase contracts that require any of our customers or distributors to continue to purchase our products, and our customers or distributors could cease purchasing products from us at any time. A delay in product orders or acceptances or a cancellation by any of our large customers could cause quarterly revenue to vary significantly. Our backlog of orders is subject to order cancellations, accelerations, changes and delays, and is not necessarily indicative of future customer purchases or revenue streams.

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

In connection with recently becoming a public company, we expect that we will incur significant additional expenses such as audit fees, professional fees, increased directors and officers insurance, board compensation, and expenses related to hiring additional personnel and expanding our administrative functions. Some of these expenses were not incurred by us as a private company and are not included in our results of operations through fiscal 2005. We began to incur certain of these expenses during fiscal 2005 and 2004, and we expect that these expenses will continue to increase.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, under currently published SEC rules, we will be required beginning with our fiscal year ending September 30, 2007 to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. Furthermore, our registered independent public accounting firm will be required to report on our assessment of the effectiveness of our internal control over financial reporting and separately report on the effectiveness of our internal control over financial reporting. Under rules recently proposed by the SEC, we may not be required to complete this assessment until our fiscal year ending September 30, 2008. We have begun but have not yet completed our assessment of the effectiveness of our internal control over financial reporting. If we fail to timely complete this assessment, which we do not anticipate at this time, or if our independent registered public accounting firm cannot attest to our assessment when required, we may be subject to regulatory sanctions and a loss of public confidence.

Net Revenue.  Net revenue consists of sales of test systems and individual test instrumentation boards, otherwise known as resource boards, net of returns and allowances. Substantially all of our net revenue is derived from sales of our test systems. Net revenue from sales of individual resource boards has historically not been significant. We expect that this mix of net revenue will continue for the foreseeable future. Net revenue is subject to both quarterly and annual fluctuations as a result of the cyclical nature of the semiconductor industry, as well as product mix and system configuration.

Cost of Goods Sold.  Cost of goods sold consists primarily of manufacturing materials, outsourced manufacturing costs, salaries and manufacturing-related overhead, which includes provisions for excess and obsolete inventory reserves. We rely on a limited number of subcontractors and suppliers to provide key components of our products, some of which are sole-sourced. We build products based on forecasts and customer backlog, and purchase materials and supplies to support that demand. We are subject to variations in the cost of raw materials, components and subsystems. Because we do not have long-term fixed-price contracts with our suppliers, our costs could fluctuate from period-to-period.

Gross Profit.  Our gross profit has varied from period-to-period. Factors that have affected and will continue to affect gross profit in the future include product configuration, product sales mix, manufacturing volume, manufacturing efficiencies, excess and obsolete inventory reserves, pricing by competitors, subcontractors and suppliers, and new product introductions.

Selling, General and Administrative.  Selling, general and administrative, or SG&A, expenses relate to compensation and associated expenses for sales, marketing and applications engineering personnel, sales commissions paid to sales representatives and distributors, outside contractor expenses and other sales and marketing program expenses. In addition, SG&A expenses include travel and professional service expenses, as well as salaries and related expenses for administrative, finance, human resources and executive personnel. SG&A expenses will increase as a result of becoming a public company. We believe the incremental costs of items such as directors and officers insurance, investor relations services, professional fees and other legal and accounting compliance costs could exceed $1.5 million annually, and we will also incur additional SG&A expenses associated with improvements to our internal controls. SG&A expenses may also increase in absolute dollars as we continue to develop our sales and marketing efforts and expand our administrative functions, and as a result of increased option expenses related to adoption of changes in generally accepted accounting principles. In addition, commission and variable compensation expenses included in SG&A can fluctuate with changes in sales volume and profitability.

Research and Development.  Research and development, or R&D, expenses consist primarily of compensation and related expenses for personnel engaged in product development, as well as expenses related to materials, outside contractors, depreciation of equipment used in R&D, and other engineering overhead expenses. R&D costs are expensed as incurred. We believe our R&D expenses will generally increase in absolute dollars as we continue to develop and improve our hardware and software technologies.

Interest Expense.  Interest expense consists of interest on our debt and loans. The increase in interest expense beginning in fiscal 2004 resulted from the issuance on September 30, 2003 to TA Associates of $30.0 million in principal amount of 12% senior subordinated convertible notes due September 30, 2009. The senior subordinated convertible notes held by TA Associates converted into 12% senior subordinated notes due September 30, 2009 and warrants to purchase 525,040 shares of our common stock just prior to our initial public offering. These senior subordinated notes were repurchased with proceeds from our initial public offering which was completed on March 14, 2006 for an aggregate amount equal to approximately $30.6 million.

Increase (Decrease) in Value of Warrants.  Increase (decrease) in value of warrants is a non-cash charge (benefit) related to recording the increase (decrease) in the fair market value of the common stock warrants issuable upon conversion of the 12% senior subordinated convertible notes due September 30, 2009. The warrants enabled the holders to put the warrants to us at any time after September 30, 2008 at fair value, and thus the warrants were considered liability instruments that were required to be accounted for at fair value. This determination historically has been based upon independent valuations. The holders of the warrants exercised the warrants for common stock in connection with our initial public offering which was completed on March 14, 2006, thus the warrants no longer exist.

Other (Income) and Expense.  Other (income) and expense consists of income from cash, cash equivalents and marketable securities, realized investment gains, losses and impairments, and miscellaneous other income and expense.

Provision for Income Taxes.  We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. A valuation allowance is provided if it is more likely than not that some or all of the entire deferred tax asset will not be realized.

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

When sales to a customer involve multiple elements, revenue is recognized on the delivered element, provided that the undelivered element is a standard product with evidence of fair value, there is a history of acceptance of the product with the customer, and the undelivered element is not essential to the customer’s application. When a sale of a test system includes post contract customer support, or PCS, revenue for the PCS is recognized ratably over the PCS period. Revenue related to individual resource boards is recognized upon shipment.

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

For options issued prior to October 1, 2005, we accounted for these options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” APB No. 25. We had adopted the disclosure only provision of SFAS 123 for options issued to employees and directors.

For all options issued after October 1, 2005, we are recording compensation expense under the provisions of SFAS 123R using the fair value of the options granted amortized over the vesting service period. Expense recognized for the fiscal year ended September 30, 2006 was $354,000.

Results of Operations

The following sets forth certain operating data as a percentage of net revenue for the periods presented:

	Year Ended September 30,
	2006	2005	2004

Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	33.9	41.9	33.6

Gross profit	66.1	58.1	66.4
Operating expenses
Selling, general and administrative	23.2	33.2	21.5
Research and development	7.2	12.4	5.4
Write-off of offering expenses	—	—	1.7

Operating income	35.7	12.5	37.8
Interest expense	2.8	6.1	3.5
Increase (decrease) in value of warrants	4.4	(0.9)	1.4
Other (income) and expense, net	(1.5)	(3.6)	(0.4)

Income before taxes	30.0	10.9	33.3
Provision (benefit) for income taxes	11.9	(0.8)	13.5

Net income	18.1%	11.7%	19.8%

The following sets forth our net revenue breakdown by geographic region, in thousands and as a percentage of net revenue, during the periods presented. Substantially all of our revenue to date has been denominated in United States dollars in thousands.

	Year Ended September 30,
	2006		2005		2004

United States	$38,177	30.6%	$29,295	46.2%	$24,031	21.6%
Malaysia	48,377	38.8	13,602	21.4	56,720	51.0
Other	38,184	30.6	20,580	32.4	30,459	27.4

Total	$124,738	100.0%	$63,477	100.0%	$111,210	100.0%

In fiscal 2004 and fiscal 2006, our product sales had a significantly greater concentration of customers in Malaysia than in other periods. This is primarily due to the fact that our major customers had increased their production in Malaysia, and as a result require additional and/or replacement ATE in their Malaysian manufacturing facilities. We believe that this concentration in Malaysia may continue as our customers continue to focus operations and facilities in the Asia Pacific Rim area, particularly Malaysia. However, this will vary from year to year and from period to period based upon our global customers’ needs at various locations.

The following customers accounted for 10% or more of our net revenue in one or more of the periods presented:

	Year Ended September 30,
	2006		2005		2004

National Semiconductor Corporation	*	%	*	%	36.1%
Texas Instruments Incorporated	52.9		44.3		31.9

*	Less than 10%

Year Ended September 30, 2006 Compared to Year Ended September 30, 2005

Net Revenue.  Net revenue was $124.7 million in fiscal 2006 and $63.5 million in fiscal 2005, an increase of $61.3 million or 96.5%. This increase was primarily due to a $37.8 million increase in test system sales to Texas Instruments Incorporated and a general increase in tester shipments to semiconductor manufacturers who use our automated test equipment.

Gross Profit.  Gross profit was $82.4 million, or 66.1% of net revenue, in fiscal 2006 and $36.9 million, or 58.1% of net revenue, in fiscal 2005. Gross profit increased as a percentage of net revenue due to increased sales and better utilization of overhead costs and manufacturing personnel due to higher volume production as compared to fiscal 2005. Additionally, gross profit percentage of net revenue for fiscal 2005 was adversely impacted by additional inventory reserves of $2.3 million. The additional reserves established in fiscal 2005 were a result of lower visibility of demand for our products going into fiscal 2006.

Selling, General and Administrative.  SG&A expenses were $29.0 million, or 23.2% of net revenue, in fiscal 2006 and $21.1 million, or 33.2% of net revenue, in fiscal 2005. This increase of $7.9 million, or 37.5%, was primarily due to $4.4 million of additional commission, incentive compensation and warranty accruals as a result of increased system sales and better operating performance, $2.0 million in increased personnel costs related to sales and service offices opened in Asia and Europe in fiscal 2006, and $0.9 million of additional expenses in connection with becoming a public company.

Research and Development.  R&D expenses were $8.9 million, or 7.2% of net revenue, in fiscal 2006 and $7.9 million, or 12.4% of net revenue, in fiscal 2005, an increase of $1.1 million or 13.4%. This increase was primarily due to $1.7 million in additional personnel and related facility costs for headcount, and additional depreciation expense on increased equipment used in the development process, offset in part by a $0.7 million decrease in materials used in the product development process, resulting primarily from the timing of prototype expenditures.

Interest Expense.  Interest expense was $3.5 million and $3.9 million for fiscal 2006 and 2005, respectively. The decrease is due to a reduction in interest expense of $2.0 million due to repayment of the senior subordinated convertible notes on March 14, 2006, offset by a $1.0 million writeoff of unamortized debt discount and a $0.6 million redemption premium recorded on the senior subordinated convertible notes which were repaid with the proceeds of our initial public offering.

Increase (Decrease) in Value of Warrants.  The increase in value of warrants was $5.5 million in fiscal 2006, compared to a decrease in value of warrants of $0.6 million in fiscal 2005. The warrant valuation adjustment was due to the change in the fair market value of the common stock warrants because under certain circumstances we could be required to purchase these after September 30, 2008 at fair market value. These warrants were exercised and redeemed at the time of completion of our initial public offering in the March 2006 quarter. Since the warrants are no longer outstanding at September 30, 2006, there will be no further charges for changes in the value of this instrument in future periods.

Other (Income) and Expense, Net.  Other (income) expense, net was income of $1.9 million and $2.3 million in fiscal 2006 and 2005, respectively. The decrease of $0.4 million is due to an increase of $1.5 million in interest income from increased cash equivalents and marketable securities balances from cash generated by operations and cash of $23.6 million retained from our initial public offering completed March 14, 2006, offset by gains in fiscal 2005 of $1.6 million realized upon the liquidation of the marketable securities portfolio, in accordance with our new investment policy, and $0.4 million realized in the March 2005 quarter upon the sale of our former corporate headquarters facility.

Provision (Benefit) for Income Taxes.  Income tax expense was $14.8 million, a 39.7% effective tax rate, in fiscal 2006 and an income tax benefit of $0.5 million, a (7.6)% effective tax rate, in fiscal 2005. The increase in tax provision of $15.4 million was due to an increase in pretax income of $30.5 million and an increase in value of warrants of $6.1 million, which is not includable as a deduction in computing taxable income. In addition, in fiscal 2005, the Company filed its prior year tax returns and adjusted the current year tax provision for actual deductions taken in those returns. The tax effect of the deductions amounted to a $1.6 million tax benefit and primarily related to additional extraterritorial income exclusion and state income taxes different from the amounts originally estimated. Furthermore, in fiscal 2005 we filed for tax method changes with the Internal Revenue Service relating to inventory valuation. Accrued taxes were adjusted to reflect the actual tax liability based upon these tax method change filings and to reverse the liability for tax positions of closed tax years. The net reduction in the current year tax provision for accrued taxes in fiscal 2005 was an additional benefit of 13.8%, or $1.0 million. We believe our effective tax rate will be closer to 36% in future periods since the warrants are no longer outstanding.

Year Ended September 30, 2005 Compared to Year Ended September 30, 2004

Net Revenue.  Net revenue was $63.5 million in fiscal 2005 and $111.2 million in fiscal 2004, a decrease of $47.7 million, or 42.9%. The significant decrease in net revenue was due to reduced demand by our customers for our test systems. In fiscal 2005, as compared to fiscal 2004, we experienced $35.0 million and $7.3 million decreases in net revenue from two of our largest customers, National Semiconductor Corporation and Texas Instruments Incorporated, respectively.

Cost of Goods Sold.  Cost of goods sold was $26.6 million in fiscal 2005 and $37.3 million in fiscal 2004, a decrease of $10.7 million. The decrease was primarily the result of decreased sales of our test systems.

Gross Profit.  Gross profit was $36.9 million, or 58.1% of net revenue, in fiscal 2005 and $73.9 million, or 66.4% of net revenue, in fiscal 2004. The decrease in gross profit as a percentage of net revenue was primarily due to decreased sales and lower utilization of overhead costs and manufacturing personnel due to lower volume production as compared to fiscal 2004. Additionally, increased reserves of $2.3 million, or 3.8% of net revenue, were recorded to account for excess inventory on hand above our projected usage based upon our forecasts.

Selling, General and Administrative.  SG&A expenses were $21.1 million, or 33.2% of net revenue, in fiscal 2005 and $23.9 million, or 21.5% of net revenue, in fiscal 2004. SG&A expenses decreased $2.9 million, or 12.0%, primarily due to $2.7 million in decreased sales commissions as a result of decreased sales, and lower warranty reserves also as a result of lower sales. These decreases were offset in part by increased personnel cost of sales and service offices opened in Suzhou, China; Basiano, Italy and Munich, Germany.

Research and Development.  R&D expenses were $7.9 million, or 12.4% of net revenue, in fiscal 2005 and $6.1 million, or 5.4% of net revenue, in fiscal 2004. R&D expenses increased $1.8 million, or 30.3%, primarily due to a $1.1 million increase in product development materials. The remaining increase was due to additional personnel and related facility costs for headcount added in fiscal 2005, and additional depreciation expense on equipment used in the development process.

Write-off of Offering Expenses.  During fiscal 2004, significant expenses were incurred related to preparing documents and filings in preparation for a planned initial public offering of common stock. These offering costs were being deferred and were going to be offset against the proceeds of the offering when completed. Due primarily to market conditions, our initial public offering was delayed, resulting in $1.9 million of expense of these deferred costs.

Interest Expense.  Interest expense was $3.9 million in fiscal 2005 and 2004 due to interest on the senior subordinated convertible notes issued on September 30, 2003.

Increase (Decrease) in Value of Warrants.  Decrease in value of warrants was $0.6 million in fiscal 2005. Increase in value of warrants was $1.5 million in fiscal 2004. These amounts were due to recording the (decrease) increase in fair market value of the common stock warrants that, under certain circumstances, require us to purchase these warrants after September 30, 2008. Because of this put feature, we are required to account for the change in warrant value as a liability.

Other (Income) and Expense, Net.  Other (income) and expense, net increased to income of $2.3 million for fiscal 2005 from $0.4 million in fiscal 2004, primarily due to gains realized upon the liquidation of the marketable securities portfolio, in accordance with our new investment policy. Our new investment policy required us to liquidate our equity securities and position our investment portfolio in investment grade securities focused on preservation of principal. In addition, in fiscal 2005, we realized a gain of $0.4 million upon the sale of our former corporate headquarters facility.

Provision (Benefit) for Income Taxes.  Our income tax provision was a benefit of $0.5 million, or a (7.6)% effective tax rate, in fiscal 2005 and tax expense of $15.0 million, or a 40.4% effective tax rate, in fiscal 2004. The decrease in tax provision of $15.5 million was primarily a result of a decrease in pretax income of $30.1 million. In addition, during fiscal 2005 we filed our prior year tax returns and adjusted the current year tax provision for actual deductions taken in those returns. The net impact on the effective tax rate for 2005 was an additional benefit of 23.0%, or $1.6 million, and primarily related to additional extraterritorial income exclusion deduction and state income taxes above the amounts originally estimated. Furthermore, in fiscal 2005 we filed for tax method changes with the Internal Revenue Service relating to inventory valuation. Accrued taxes were adjusted to reflect the actual tax liability based upon these tax method change filings and to reverse the liability for tax positions of closed tax years. The net reduction in the current year tax provision for accrued taxes in fiscal 2005 was an additional benefit of 13.8%, or $1.0 million.

Liquidity and Capital Resources

Since our inception we have financed our operations primarily through cash generated from operations and our existing cash balances. On March 14, 2006, we completed our initial public offering, generating net proceeds to us of $86.7 million, of which $63.1 million was used to redeem our senior subordinated notes and redeemable preferred stock. As of September 30, 2006, we had $75.9 million in cash, cash equivalents and marketable securities.

Subsequent to September 30, 2006, on October 3, 2006, we completed a public offering to sell an additional 2,000,000 shares of common stock, generating net proceeds of $30.7 million. Since the shares were sold on September 27, 2006, the transaction was included in stockholders’ equity and recorded as a receivable from sale of common stock as of September 30, 2006. On October 11, 2006, the underwriters exercised their option to purchase an additional 200,000 shares, generating net proceeds of $3.1 million.

Our balance in cash, cash equivalents and marketable securities increased from $22.7 million as of September 30, 2005 to $75.9 million as of September 30, 2006. Operating activities during fiscal 2006 provided cash of $32.7 million, due to income of $22.6 million resulting primarily from sales of test systems, an increase in value of warrants of $5.5 million that did not require cash, and an increase in accounts payable and accrued expenses of $9.8 million due to a standard lag in payment on purchases used to support increased sales activity. These increases in working capital were offset in part by increased accounts receivables (net of deferred revenue) of $2.1 million due to increased sales activity, and an increase in inventory of $4.7 million due to additional component purchases, work-in-process, and finished goods to support anticipated increasing sales activity. Investing activities used cash to purchase capital equipment of $2.8 million, which primarily represented test and computer equipment, as well as new research and development equipment for use in product and application development. Financing activities generated cash of $86.7 million from our initial public offering completed March 14, 2006, of which $63.1 million was used to redeem $30.6 million of senior subordinated notes and $32.5 million of redeemable preferred stock.

Our balance in cash, cash equivalents and marketable securities decreased slightly from $23.7 million as of September 30, 2004, to $22.7 million as of September 30, 2005. Operating activities during the twelve months ended September 30, 2005 provided cash of $5.0 million, due to income of $7.4 million resulting primarily from sales of test systems, depreciation expense of $2.2 million that did not require cash, and $10.0 million of inventory reductions due to purchasing less material than that used in product shipments. These increases in working capital were offset in part by working capital used for increased accounts receivables (net of deferred revenue) of $1.1 million and a decrease in accounts payable, accrued expenses and accrued compensation of $10.9 million due to payments made to vendors and for accrued expenses which were not as significant at September 30, 2005 due to lower operating levels than existed a year ago. Investing activities used cash to purchase capital equipment of $7.1 million, which primarily represented test and computer equipment, office furniture and leasehold improvements purchased for new headquarter facilities to which we relocated in January 2005, as well as new research and development equipment for use in product and application development.

Our balance in cash, cash equivalents and marketable securities increased from $22.0 million as of September 30, 2003 to $23.7 million as of September 30, 2004. Operating activities during fiscal 2004 provided cash of $8.4 million primarily from net income of $22.1 million and from an increase of $6.2 million in accounts payable and accrued expenses due to a standard lag in payment on purchases used to support increased sales activity. During this period there was also an increase of $2.2 million in accrued compensation due to increases in employee incentive plan accruals as a result of improved operating performance that were not paid out until December 2004. These items were offset by an increase in inventory of $16.1 million due to additional component purchases made to support anticipated increased sales activity experienced in the fourth quarter of fiscal 2004 and an increase in accounts receivable (net of deferred revenue) of $4.3 million due to increased test system sales. Investing activities used cash to purchase capital equipment of $4.6 million, which primarily represented test and computer equipment, and software purchased during the period for human resources, CRM and customer service applications. Financing activities used cash of $2.3 million primarily as a result of a dividend of $2.0 million paid to our common stockholders that was accrued at September 30, 2003.

Contractual Obligations

The following table describes our cash commitments, in thousands, to settle contractual obligations as of September 30, 2006.

	Payments Due in
		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating lease obligations	$12,436	$1,994	$3,170	$2,856	$4,416
Capital lease obligations	680	286	392	2	—
Purchase commitments(1)	8,271	8,271	—	—	—

Total	$21,387	$10,551	$3,562	$2,858	$4,416

(1)	The purchase commitments primarily represent the value of purchase orders issued for raw materials and purchased services that have been scheduled for fulfillment in the next six to eight months.

We believe our existing cash balance and marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. To the extent that our existing cash, cash equivalents and short-term investments balances and any cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through bank lines of credit or public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

Recently Issued Accounting Pronouncements

In November 2004, FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS 151 are effective for fiscal year 2006. Adoption of SFAS 151 did not have a material impact on our financial position, results of operations or cash flows.

In December 2004, FASB issued FASB Staff Position No. SFAS 109-a, “Application of FAS 109 for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004,” and FASB Staff Position No. SFAS 109-b, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 (“Act”) repeals export tax benefits, transitions in a new tax deduction for qualifying U.S. manufacturing activities and provides for the repatriation of earnings from foreign subsidiaries at reduced federal income tax rates. These two staff positions provide accounting and disclosure guidance related to the American Job Creation Act of 2004. The adoption of FASB Staff Position No. SFAS 109-a and 109-b did not have a material impact on the Company’s financial position and results of operations.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which requires the direct effects of voluntary accounting principle changes to be retrospectively applied to prior periods’ financial statements. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, but would apply in the unusual instance that a pronouncement does not include specific transition provisions. SFAS 154 maintains existing guidance with respect to accounting estimate changes and corrections of errors, and is effective for us beginning with fiscal year 2007. Adoption is not expected to have a material impact on our financial position, results of operation or cash flows.

In December 2004, FASB finalized SFAS No. 123R, “Share Based Payment,” amending SFAS No. 123. SFAS 123R requires us to expense stock options based on grant date fair value in the income statement. Further, SFAS 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. We adopted SFAS 123R effective October 1, 2005. Under SFAS 123R, we are using the Black-Scholes Option Pricing Model to determine the fair value of stock options granted. This model uses such factors as the price of the underlying shares at date of issuance, exercise price of the option, the expected term of the option utilizing the simplified method as set forth in SAB No. 107, a risk-free interest rate and an expected volatility rate based upon a peer group of companies given no historical data for our own stock. The resulting fair value will be amortized to expense as vesting occurs. Since we used the minimum value method of measuring equity share options for pro forma disclosure purposes under SFAS 123, implementation of SFAS 123R will apply prospectively to new awards after October 1, 2005. Expense recognized as a result of adoption in fiscal 2006 was $354,000.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation will become effective for the Company during the first fiscal quarter of 2008. The Company is still evaluating the impact of this Interpretation but does not expect it to have a material impact on its financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In fiscal 2005 we adopted an investment strategy that has eliminated investments in equity securities that we have held in the past and limits our investments to government securities and other short-term, investment-grade, marketable securities. This revised investment policy is substantially more conservative than prior practices and focuses on preservation of principal. As of September 30, 2006, most of our investments represent investment-grade securities focused on preservation of principal, with interest rates that are reset every 7 to 28 days, and have a put option to convert to cash within 2 to 5 days.

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

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Eagle Test Systems, Inc.

We have audited the accompanying consolidated balance sheets of Eagle Test Systems, Inc. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of net income and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Test Systems, Inc. and subsidiaries at September 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 2, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share Based Payment” effective October 1, 2005 using the prospective transition method.

/s/  Ernst & Young LLP

Chicago, Illinois
November 14, 2006

EAGLE TEST SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	September 30,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$51,071	$9,976
Marketable securities	24,875	12,700
Accounts receivable, net of allowances of $616 and $1,240	17,338	9,202
Receivable from sale of common stock	31,185	—
Inventories	22,378	17,707
Deferred income taxes	4,512	3,426
Prepaid expenses and other current assets	2,143	548

Total current assets	153,502	53,559
Property, plant and equipment, net	11,745	12,135
Other assets	639	477

Total assets	$165,886	$66,171

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,941	$1,523
Current portion of long-term debt	261	249
Deferred revenue	9,409	3,419
Accrued compensation and related liabilities	5,734	3,103
Accrued income taxes	2,949	767
Other accrued expenses	3,470	2,881

Total current liabilities	27,764	11,942
Long-term liabilities:
Long-term debt, less current portion	379	29,484
Redeemable warrants	—	2,667
Deferred income taxes	941	1,272
Other long-term liabilities	388	393

Total long-term liabilities	1,708	33,816

Series A convertible preferred stock, par value $0.01 per share, no shares authorized, issued, or outstanding as of September 30, 2006, 3,437 shares authorized and 3,436 shares issued as of September 30, 2005	—	65,000
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2006, no shares authorized, issued or outstanding as of September 30, 2005	—	—
Common stock, par value $0.01 per share, 90,000,000 and 15,495,325 shares authorized as of September 30, 2006 and 2005, respectively; 22,655,283 and 5,396,248 shares issued and outstanding as of September 30, 2006 and 2005, respectively	227	54
Additional paid in capital	169,709	156
Accumulated deficit	(33,522)	(44,665)
Deferred stock compensation expense	—	(132)

Total stockholders’ equity (deficit)	136,414	(44,587)

Total liabilities and stockholders’ equity (deficit)	$165,886	$66,171

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE TEST SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(In thousands, except share and per share data)

	Year Ended September 30,
	2006	2005	2004

Net revenue	$124,738	$63,477	$111,210
Cost of goods sold	42,320	26,596	37,337

Gross profit	82,418	36,881	73,873
Operating expenses
Selling, general and administrative	28,974	21,066	23,932
Research and development	8,939	7,883	6,051
Write-off of offering expenses	—	—	1,858

Operating income	44,505	7,932	42,032
Interest expense	3,496	3,910	3,887
Other (income) and expense
Income from marketable securities	(1,863)	(2,017)	(438)
Investment impairments	25	18	9
Increase (decrease) in value of warrants	5,466	(599)	1,548
Other (income) and expense, net	(28)	(275)	21

Income before taxes	37,409	6,895	37,005
Provision (benefit) for income taxes	14,836	(524)	14,952

Net income	$22,573	$7,419	$22,053

Net income per share, basic	$0.79	$0.53	$1.58

Net income per share, diluted	$0.60	$0.36	$1.46

Weighted average shares outstanding, basic	14,016,988	5,396,248	5,396,248
Weighted average shares outstanding, diluted	17,980,235	14,513,227	14,009,533
Comprehensive Income:
Net income	$22,573	$7,419	$22,053
Unrealized gain on marketable securities, net of taxes	—	—	104
Realized net gain on marketable securities, net of taxes	—	(621)	—

Comprehensive income	$22,573	$6,798	$22,157

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE TEST SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share and per share data)

					Deferred	Accumulated	Total
			Additional	Retained	Stock	Other	Stockholders’
	Common Stock		Paid In	Earnings	Compensation	Comprehensive	Equity
	Shares	Amount	Capital	(Deficit)	Expense	Income	(Deficit)

Balance at September 30, 2003	5,396,248	$—	$—	$(74,137)	$—	$517	$(73,620)
Net income	—	—	—	22,053	—	—	22,053
Recapitalization	—	54	(54)	—	—	—	—
Deferred compensation expense related to issuance of stock options	—	—	210	—	(210)	—	—
Compensation expense related to stock options	—	—	—	—	30	—	30
Unrealized gain on marketable securities, net of taxes of $69						104	104

Balance at September 30, 2004	5,396,248	$54	$156	$(52,084)	$(180)	$621	$(51,433)
Net income	—	—	—	7,419	—	—	7,419
Compensation expense related to stock options	—	—	—	—	48	—	48
Reclassification adjustment for realized gain on marketable securities, net of taxes $(450)	—	—	—	—	—	(621)	(621)

Balance at September 30, 2005	5,396,248	$54	$156	$(44,665)	$(132)	$—	$(44,587)
Net income	—	—	—	22,573	—	—	22,573
Reclassification for adoption of SFAS 123R	—	—	(132)	—	132	—	—
Compensation expense related to stock options	—	—	354	—	—	—	354
Issuance of common stock upon exercise of stock options	13,750	1	91	—	—	—	92
Issuance of common stock upon conversion of series A convertible preferred stock	8,590,245	86	43,844	—	—	—	43,930
Adjustment for redemption of redeemable preferred stock	—	—	—	(11,430)	—	—	(11,430)
Issuance of common stock upon exercise of warrants	525,040	5	8,133	—	—	—	8,138
Issuance of common stock, net of issuance costs	8,130,000	81	117,263	—	—	—	117,344

Balance at September 30, 2006	22,655,283	$227	$169,709	$(33,522)	$—	$—	$136,414

The accompanying notes are an integral part of these financial statements.

EAGLE TEST SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2006	2005	2004

Cash flows from operating activities:
Net income	$22,573	$7,419	$22,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,193	2,169	1,270
Investment impairments	25	18	9
Realized (gain) loss on sale of marketable securities	—	(1,616)	(227)
Gain on sale of property and equipment	—	(247)	—
Accretion of discount on long-term debt	1,752	282	279
Increase (decrease) in value of warrants	5,466	(599)	1,548
Non cash compensation related to stock options	354	48	30
Deferred income taxes	(1,418)	7,246	(4,194)
Changes in operating assets and liabilities:
Accounts receivable	(8,136)	14,333	(15,556)
Inventories	(4,671)	9,959	(16,133)
Prepaid expenses and other current assets	(1,595)	(390)	92
Other assets	(187)	(153)	(29)
Accounts payable	4,418	(5,354)	2,746
Deferred revenue	5,990	(15,465)	11,233
Accrued compensation and related liabilities	2,631	(3,258)	2,190
Accrued income taxes	2,182	(7,439)	(421)
Other accrued expenses	166	(2,310)	3,486
Other liabilities	(5)	310	27

Net cash provided by operating activities	32,738	4,953	8,403
Cash flows from investing activities:
Purchases of marketable securities	(13,000)	(12,700)	(1,131)
Proceeds from the sales of investments	825	6,957	10,835
Sale of property and equipment	—	659	—
Capital expenditures	(2,803)	(7,055)	(4,614)

Net cash provided by (used in) investing activities	(14,978)	(12,139)	5,090
Cash flows from financing activities:
Payments of long-term debt	(30,595)	—	(294)
Payments of capital lease obligations	(250)	(141)	—
Redemption of redeemable preferred stock	(32,500)	—	—
Proceeds from issuance of common stock, net of issuance costs	86,680	—	—
Dividends paid	—	—	(2,045)

Net cash provided by (used in) financing activities	23,335	(141)	(2,339)

Net increase (decrease) in cash and cash equivalents	41,095	(7,327)	11,154
Cash and cash equivalents at beginning of period	9,976	17,303	6,149

Cash and cash equivalents at end of period	$51,071	$9,976	$17,303

Supplemental disclosures:
Interest paid	$3,350	$3,628	$2,700
Income tax refunds	(2,871)	(3,266)	—
Income taxes paid	16,947	2,932	19,673
Capital lease obligations	—	1,031	—

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Preparation of Financial Statements and Use of Estimates

The accompanying consolidated financial statements have been prepared by the Company and reflect all adjustments, which, in the opinion of management, are necessary for the fair presentation of the results. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results can differ from those estimates.

Revenue Recognition

Revenue is recognized by the Company when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured.

The Company derives revenue primarily from test system sales. Revenue related to systems sales is recognized when: (i) the Company has a written sales agreement; (ii) delivery has occurred or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectibility is reasonably assured. If installation services are part of a system sale, test system revenue is deferred until the system is delivered, installed, and accepted by the customer.

When a sale to a customer involves multiple elements, such as a test system and extra system components or spare parts that are standard product and not essential to the function of the test system configuration, revenue is recognized on the extra system components or spare parts when title passes to the customer upon shipment. When a sale of a test system includes postcontract customer support (PCS), revenue for the PCS is recognized ratably over the PCS period.

In a few instances, the Company has entered into short-term rental agreements with customers for the use of its systems. The Company recognizes rental revenue ratably over the applicable rental period. Rental revenues are included as a component of product sales and have been immaterial to date.

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Shipping and Handling Costs

Shipping and handling costs related to the delivery of systems are expensed as incurred and classified as cost of goods sold in the consolidated statements of net income and comprehensive income.

Product Warranty Costs

The Company’s systems are sold with warranty provisions that require the Company to remedy deficiencies in quality or performance of its products over a period ranging from 12 to 24 months. The policy of the Company is to establish warranty reserves at the time revenue is recognized at levels that represent the estimate of costs that will be incurred to fulfill those warranty requirements.

Research and Development Costs

Research and development costs consist primarily of compensation and related costs for personnel as well as costs related to materials, outside contractors, equipment depreciation, and other engineering overhead costs. All research and development costs are expensed as incurred.

Income Taxes

The Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. Research and development tax credits are recognized for financial reporting purposes to the extent that they can be utilized in the tax return.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible to cash and that have remaining maturities of three months or less when purchased to be cash and cash equivalents. Marketable securities consist of debt and equity securities that are classified as available-for-sale. Securities available for sale include corporate common stocks trading on a major exchange, corporate and governmental obligations with various contractual maturity dates, variable rate demand notes (VRDNs) and auction rate securities. Governmental obligations include U.S. government, state, municipal, and federal agency securities. Market fluctuations in marketable securities are reflected in other comprehensive income unless a market decline is considered to be other than temporary. The Company records unrealized impairment losses of other-than-temporary impairments in investments if the market value of an investment remains significantly below cost for more than six consecutive months and the decline is considered permanent. Realized gains and losses on sales of marketable securities are determined based on average cost.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on the first in, first out method, and include materials, labor, and manufacturing overhead.

Inventories at customers under purchase orders represents systems that have been shipped under the terms of a customer purchase order, but have not yet qualified for revenue recognition as the systems had not been accepted as of the balance sheet date.

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Property and Equipment

Property and equipment are recorded at cost. The Company provides for depreciation and amortization on the straight-line method over the estimated useful lives of the related assets. Equipment includes internally manufactured systems used for testing components and engineering and applications development equipment. Repairs and maintenance costs that do not extend the lives of property and equipment are expensed as incurred.

Stock Options

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R “Share Based Payment” which was finalized in December 2004 and amended SFAS No. 123 “Accounting for Stock Based Compensation.” Accordingly, the Company records compensation expense using the fair value of options granted over the vesting service period on a straight-line basis including those options that are subject to graded vesting. Under SFAS 123R the Company uses the Black Scholes Option Pricing Model to determine the fair value of the options granted. This model uses such factors as the market price of the underlying shares at date of issuance, exercise price of the option, the expected term of the option, which is approximately six years, utilizing the simplified method as set forth in Staff Accounting Bulletin (SAB) No. 107, a risk free interest rate range of approximately 4.5% to 4.9% and an expected volatility rate range of approximately 54% to 63% based upon a peer group of companies given no historical data for the Company’s own stock. The resulting fair value of $1,350 for options granted, net of forfeitures, in fiscal 2006 will be amortized to expense as vesting occurs, which is over approximately four years. Since we used the minimum value method of measuring equity share options for pro forma disclosure purposes under SFAS No. 123, implementation of 123R applies prospectively to new awards after October 1, 2005. Expense recognized as a result of adoption for fiscal 2006 was $354 ($312 net of taxes) or $0.02 per basic and diluted share.

Prior to October 1, 2005, the Company accounted for stock options issued to employees under the Company’s stock option plan using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and the related expense recognized was immaterial. The Company adopted the disclosure-only provision of SFAS No. 123, for options issued to employees and directors for periods prior to October 1, 2005.

Fair Value of Financial Instruments

As of September 30, 2006 and 2005, certain of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximate their fair values due to their short maturities or other factors. As of September 30, 2005, the Senior Subordinated Convertible Notes had an approximate fair value of $33,200, which value was based upon an independent valuation obtained by the Company.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS 151 are effective for fiscal year 2006, and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, FASB issued FASB Staff Position No. SFAS 109-a, “Application of FAS 109 for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004”, and FASB Staff Position No. SFAS 109-b, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Provision within the American Jobs Creation Act of 2004”. The American Jobs Creation Act of 2004 (“Act”) repeals export tax benefits, transitions in a new tax deduction for qualifying U.S. manufacturing activities and provides for the repatriation of earnings from foreign subsidiaries at reduced federal income tax rates. These two staff positions provide accounting and disclosure guidance related to the American Job Creation Act of 2004. The adoption of FASB Staff Position No. SFAS 109-a and 109-b did not have a material impact on the Company’s financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which requires the direct effects of voluntary accounting principle changes to be retrospectively applied to prior periods’ financial statements. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, but would apply in the unusual instance that a pronouncement does not include specific transition provisions. SFAS 154 maintains existing guidance with respect to accounting estimate changes and corrections of errors, and is effective for the Company beginning with fiscal year 2007. Adoption is not expected to have a material impact on our financial position, results of operation or cash flows.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation will become effective for the Company during the first fiscal quarter of 2008. The Company is still evaluating the impact of this Interpretation but does not expect it to have a material impact on its financial condition or results of operations.

3.	Marketable Securities

During fiscal 2005, the Company liquidated its portfolio of marketable securities and invested the proceeds in highly liquid investments to implement a new investment policy approved by the Board of Directors. The new investment policy institutes more conservative liquidity and preservation of capital focus to protect investments from severe economic conditions and drastic shifts in interest rates. At September 30, 2006, the Company’s marketable securities were invested in VRDNs and auction rate securities issued with a major agency with ratings of AA/AAA and interest rates reset every 7 to 28 days. The VRDNs have a put option back to the financial institution remarketing agent that provides for liquidity within 2 to 5 days and these instruments trade at par value. Since the put option is not with the original issuer, the VRDNs are classified as marketable securities available for sale. The auction rate securities trade at a par value of one dollar and can be liquidated at par with no more than 5 days notice. Since the securities that back these securities have maturities in excess of 90 days from balance sheet date, they are classified as marketable securities available for sale.

The carrying value of marketable securities as of the dates indicated are as follows:

	September 30,
	2006	2005

Auction rate securities	$1,700	$1,700
Variable rate demand notes (VRDNs)	23,175	11,000

	$24,875	$12,700

Auction rate securities have maturities of over ten years.

The realized gains, losses, and interest are included in income from marketable securities in the consolidated statements of net income and comprehensive income.

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Interest and dividend income and realized gains from sales of marketable securities are as follows:

	Year Ended
	September 30,
	2006	2005	2004

Interest income	$827	$331	$141
Dividend income	1,036	70	70
Net realized gains from sales of marketable securities	—	1,616	227

Income from marketable securities	$1,863	$2,017	$438

The Company recognized impairment losses on marketable securities of $25, $18, and $9 in fiscal 2006, 2005, and 2004, respectively.

4.	Inventories

Inventories consist of the following:

	September 30,
	2006	2005

Raw materials	$7,185	$7,683
Work-in-process	6,741	1,865
Finished goods	6,086	7,434
Inventory at customers under purchase orders	2,366	725

	$22,378	$17,707

The Company’s policy is to establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for products or market conditions. The Company regularly evaluates the ability to realize the value of its inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end-of-life dates, estimated current and future market value and new product introductions. Purchasing and alternative usage options are also explored to mitigate obsolete inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. Inventory of $22,378 is stated net of inventory reserves of $9,088 as of September 30, 2006. Inventory of $17,707 is stated net of inventory reserves of $9,082 as of September 30, 2005. If actual demand for products deteriorates or market conditions are less favorable than those the Company projects, additional inventory reserves may be required.

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

5.	Property and Equipment

Property and equipment are summarized as follows:

	September 30,		Depreciable
	2006	2005	Life
			(In years)

Buildings	$161	$161	30
Building improvements	29	127	10
Leasehold improvements	3,679	3,575	10	*
Equipment	13,247	10,672	3-5
Office furniture	1,724	1,636	5-7
Software	1,059	952	3

	19,899	17,123
Less accumulated depreciation	(8,154)	(4,988)

	$11,745	$12,135

*	— or lease term if less

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of these assets exceeds the fair value of the assets. There have been no impairments of long-lived assets in the years ended 2006, 2005, or 2004.

During the year ended September 30, 2005, the Company purchased certain office furniture under a capital lease. The cost of such office furniture and related accumulated depreciation was $1,031 and $318 respectively as of September 30, 2006, and $1,031 and $106 respectively as of September 30, 2005.

Depreciation expense was $3,193, $2,169, and $1,270, for the years ended September 30, 2006, 2005, and 2004, respectively. Depreciation expense includes amortization of office furniture under capital lease of $212 and $106 for the years ended September 30, 2006 and 2005, respectively.

6.	Long-Term Debt

Long-term debt consists of the following:

	September 30,
	2006	2005

Senior Subordinated Convertible Notes, net of discount of $1,157 at September 30, 2005	$—	$28,843
Capital lease obligations	640	890

	$640	$29,733
Less current portion of capital lease obligations	(261)	(249)

	$379	$29,484

In connection with the completion of the Company’s initial public offering on March 14, 2006, the 12% Senior Subordinated Convertible Notes were converted into $29,995 in 12% Senior Subordinated Notes

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

and 525,040 of $0.01 common stock warrants. As discussed in Note 7, the common stock warrants were exercised by the Investors. The Senior Subordinated Notes were repurchased from the Investors with a portion of the proceeds from the initial public offering for $29,995, along with the payment of a 2% early redemption premium of $600. The unamortized debt discount of $1,033 from the original issue of the 12% Senior Subordinated Convertible Notes was charged to interest expense in March 2006 in connection with recording the note conversion and redemption.

7.	Stockholders’ Equity and Preferred Stock

Equity Offerings

On March 14, 2006, the Company completed an initial public offering to sell 6,130,000 shares of common stock to the public at an offering price of $15.50 per share. The initial public offering resulted in net proceeds of $86,680. Of the net proceeds, $30,595 was used to redeem the Company’s senior subordinated debt outstanding and $32,500 was used to redeem the Company’s redeemable preferred stock outstanding just prior to the offering. The Company retained the remaining $23,585 in net proceeds for working capital and general corporate purposes.

On October 3, 2006, we completed a public offering to sell an additional 2,000,000 shares of common stock at an offering price of $16.50 per share, generating net proceeds of $30,742. Because the shares were sold on September 27, 2006, the transaction was included in stockholders’ equity and recorded as a receivable from the sale of common stock in the consolidated balance sheet as of September 30, 2006. On October 11, 2006, the underwriters exercised their option to purchase an additional 200,000 shares of common stock at an offering price of $16.50 per share, generating net proceeds of $3,119.

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

In May 2005, the Company amended the Articles of Incorporation to increase the authorized capital stock of the Company from 15,202,199 shares to 15,502,199 shares consisting of: (i) 15,495,325 shares of common stock, par value $0.01 per share; (ii) 3,437 shares of Series A Convertible Preferred Stock, par value $0.01 per share(Convertible Preferred Stock); and (iii) 3,437 shares of Redeemable Preferred Stock, par value $0.01 per share (Redeemable Preferred Stock).

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

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

At September 30, 2006, the Company has reserved 3,419,500 unissued shares of its common stock for possible issuance under the Company’s 2003 Stock Option and Grant Plan and 2006 Stock Option and Incentive Plan.

The rights, preferences, and privileges of the common stock are:

Dividends — No dividend may be paid with respect to common stock until payment of preferential dividends is made to holders of Redeemable Preferred Stock should any Redeemable Preferred Stock be issued and outstanding. Additionally, any Convertible Preferred Stock shall be entitled to any common stock dividend on an as converted basis.

Voting rights — The holders of common stock are entitled to one vote per share and as long as any shares of Convertible Preferred Stock are issued and outstanding, shall vote together with the holders of Convertible Preferred Stock as a single class.

Preferred Stock

Our board of directors is authorized, without action by the stockholders, to designate and issue up to 10,000,000 shares of preferred stock in one or more series. The board of directors can fix the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions. Our board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock. Our board of directors will make any determination to issue such shares based on its judgment as to our company’s best interests and the best interests of our stockholders. We have no current plans to issue any shares of preferred stock.

Series A Convertible Preferred Stock (Redeemed in Initial Public Offering)

Upon the conversion of all of the Series A Convertible Preferred Stock into Redeemable Preferred Stock and Common Stock, a portion of the proceeds from the initial public offering was used to redeem all of the shares of the Redeemable Preferred Stock for $32,500. The difference between the fair market value of the Redeemable Preferred Stock at date of issuance of $21,070 and the redemption price of $32,500, or $11,430, was charged to retained earnings in accordance with EITF 98-5 — “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”.

Prior to the initial public offering, the Company had designated 3,437 of its shares of authorized Preferred Stock as Convertible Preferred Stock. The rights, preferences and privileges were as follows:

Voting — Generally, the Convertible Preferred Stock will be entitled to one vote per share on an as converted basis and will vote together with the common stockholders except related to the following items where the Convertible Preferred Stock will vote as a separate class: (i) election of three board members of the Company, (ii) declaration or payment of dividends on any shares other than the Convertible Preferred Stock, (iii) alteration of the designations, preferences, or powers of the Convertible Preferred Stock, (iv) issuance of equity or equity-related securities ranking senior to or on parity with the Convertible Preferred Stock, (v) amendment, modification, or repeal of any provisions of the Company’s Articles of Incorporation or bylaws, and (vi) effectuation of any merger, acquisition, liquidating event, or asset sale or incurrence of indebtedness over $500,000.

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Dividends — The holders of Convertible Preferred Stock are entitled to any common stock dividends on an as converted basis.

Preference — The holders of Convertible Preferred Stock are entitled to a preference of $18,925 per share outstanding plus any declared and unpaid dividends prior to any payments to common stockholders in any liquidation or sale of the Company.

Redemption — The holders of Convertible Preferred Stock at any time after September 30, 2009, may elect to cause redemption of up to 50% of the then-outstanding shares of the Convertible Preferred Stock by a majority vote. After September 30, 2010, the holders of Convertible Preferred Stock may elect to cause redemption of up to 100% of the then-outstanding shares of Convertible Preferred Stock by a majority vote.

Conversion Rights — At any time after issuance upon written election of a majority of the holders of Convertible Preferred Stock, these holders can elect to convert each share of Convertible Preferred Stock into 2,500 shares of common stock and one share of Redeemable Preferred Stock, subject to certain adjustments as defined. In addition, all shares of Convertible Preferred Stock shall automatically be converted into an aggregate of 8,590,248 shares of common stock and an aggregate of 3,436 shares of Redeemable Preferred Stock, subject to certain adjustments as defined, upon the effectiveness of an underwritten public offering in which the aggregate proceeds to the Company are in excess of $60,000 and the initial public offering price is at least two times the initial purchase price of the Convertible Preferred Stock shares (as adjusted to reflect any stock splits or similar adjustments). Additionally, such proceeds from the offering must be used or designated to redeem all shares of the Redeemable Preferred Stock at an aggregate value of $32,500.

Redeemable Preferred Stock (Redeemed in Initial Public Offering)

As noted above, upon the conversion of all of the Series A Convertible Preferred Stock into Redeemable Preferred Stock and Common Stock, a portion of the proceeds from the initial public offering was used to redeem all of the shares of the Redeemable Preferred Stock for $32,500.

Prior to the initial public offering, the Company had designated 3,437 shares of its authorized Preferred Stock as Redeemable Preferred Stock. As of September 30, 2006 and 2005, no shares of Redeemable Preferred Stock were outstanding. The rights, preferences and privileges prior to the initial public offering were as follows:

Voting — The Redeemable Preferred Stock holders will be entitled to only vote as a separate class to elect 1 (one) board member to the Company’s Board of Directors. The Redeemable Preferred Stock holders will have no other voting rights except as required by law.

Dividends — The holders of Redeemable Preferred Stock shall be entitled to a 5% cumulative annual dividend, compounded quarterly for amounts unpaid from issuance.

Preference — The holders of Redeemable Preferred Stock shall be entitled to a preference of $9,459 per share outstanding plus any accumulated and unpaid dividends prior to any payments to common stockholders in any liquidation or sale of the Company.

Redemption — The holders of Redeemable Preferred Stock at any time after September 30, 2009, may elect to cause redemption of up to 50% of the then-outstanding shares of the Redeemable Preferred Stock by a majority vote. After September 30, 2010, the Redeemable Preferred Stock-holders may elect to cause redemption of up to 100% of the then-outstanding shares of the Redeemable Preferred Stock by a majority vote. The Redeemable Preferred Stock is also required to be redeemed in conjunction with any initial public offering meeting the conditions discussed above.

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Warrants (Exercised Prior to Initial Public Offering)

Prior to the exercise of the common stock warrants in connection with the initial public offering, the warrants enabled the Investors to put the warrants to the Company at fair value at any time after September 30, 2008. The warrants were thereby considered liability instruments and recorded at fair value based upon independent valuations. The change in the value of the warrants was a decrease of $599 for fiscal 2005, and an increase of $5,466 for fiscal 2006, and the changes in the fair value were recorded in the income statement as other (income) expense. The warrants were exercised by the Investors on March 14, 2006 in connection with the Company’s initial public offering and the carrying value of $8,133 was reclassified to stockholders’ equity.

8.	Investment by TA Associates

On September 30, 2003, investment funds managed by TA Associates (collectively referred to as the Investors) purchased 3,436 shares of Convertible Preferred Stock for $65,000. The Company also issued Notes to the Investors aggregating $30,000, bearing annual interest of 12%, which mature September 30, 2009. From the date of issuance, at the option of the holders, the Notes were convertible into: (i) Senior Subordinated Notes aggregating $29,995 (plus accrued and unpaid interest), bearing annual interest of 12%, and maturing September 30, 2009, and (ii) redeemable warrants to purchase 525,040 shares of common stock at a price of $0.01 per share. The allocated fair value of the warrants was accounted for as a discount of $1,718 on the Notes and was being amortized to interest expense over the term of the notes. As the warrants enabled the holders to put the warrants to the Company at fair value at any time after September 30, 2008, the warrants were considered liability instruments and recorded at fair value based on independent valuations. As of September 30, 2004 and 2005, the common stock warrants were revalued based upon independent valuations. The change in the value of the warrants was an increase of $1,548 for 2004, a decrease of $599 for 2005 and an increase of $5,466 through the date of exercise, (total value of $3,266 and $2,667 at September 30, 2004 and 2005, respectively), and a corresponding expense or income for the increase or decrease in fair market value was recorded in the financial statements as other (income) expense.

The entire proceeds from the Convertible Preferred Stock and Notes were used to redeem 8,993,752 shares of common stock on September 30, 2003, for $95,000.

After the above transaction was completed on September 30, 2003, all of the remaining 5,396,248 shares of $0.0004 par value common stock were redesignated as common stock with no par value. The transaction with the Investors did not result in new basis accounting pushed down to the Company.

9.	Net Income Per Share

The Company adopted EITF Issue No. 03-6, “Participating Securities and the Two — Class Method under FASB Statement No. 128, Earnings Per Share” from October 1, 2004. The EITF is applicable for all fiscal periods commencing on or after March 31, 2004 and requires the use of the two-class method to compute basic EPS for companies with participating convertible securities. Accordingly, basic earnings per share for the comparative period of fiscal 2004 has been restated to conform to the guidance in EITF Issue No. 03-6. The Series A Convertible Preferred Stock was converted and the Redeemable Preferred Stock was redeemed in connection with the Company’s initial public offering and therefore, for periods ended after March 14, 2006, the two-class computation method is no longer applicable.

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

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

net income (loss) available to common stockholders by the weighted-average number of common shares and all dilutive securities outstanding unless the computation is anti-dilutive.

A reconciliation between basic and diluted earnings per share (EPS) is as follows:

	Year Ended September 30,
	2006		2005	2004

Net income	$22,573		$7,419	$22,053
Basic EPS:
Adjustments to income:
Retained earnings adjustment for conversion of redeemable preferred stock	(11,430	)*	—	—
Net income allocated to convertible preferred shares	—		(4,557)	(13,544)

Income available to common shareholders	11,143		2,862	8,509

Weighted-average common share outstanding	14,016,988		5,396,248	5,396,248

Basic net income per share	$0.79		$0.53	$1.58

Diluted EPS:
Adjustments to Income:
Dividend on Redeemable Preferred stock as converted — 5% cumulative	$(406)		$(1,656)	$(1,656)
Warrant value adjustment	—	**	(599)	— **

Income available to common shareholders	$10,737		$5,164	$20,397

Weighted-average common shares outstanding	14,016,988		5,396,248	5,396,248
Plus impact of convertible preferred stock and warrants and stock options, as applicable	3,963,247		9,116,979	8,613,285

Diluted common shares	17,980,235		14,513,227	14,009,533

Diluted EPS	$0.60		$0.36	$1.46

*	The difference between the fair market value of the Redeemable Preferred Stock at date of issue of $21,070 and the redemption price of $32,500 was charged to retained earnings in March 2006, when the redemption occurred. This adjustment is used to reduce net income to arrive at income available to common stockholders for purposes of calculating earnings per common share in accordance with EITF Topic D-42 — “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”.

**	This element of the diluted EPS computation is not applicable since the impact on the computation would be anti-dilutive.

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

10.	Income Taxes

The components of the provision (benefit) for income taxes consist of the following:

	Year Ended
	September 30,
	2006	2005	2004

Current:
Federal	$13,257	$(5,400)	$15,433
State	2,997	(1,920)	3,866

Total current	16,254	(7,320)	19,299
Deferred:
Federal	(1,169)	5,013	(3,476)
State	(249)	1,783	(871)

Total deferred	(1,418)	6,796	(4,347)

Total income tax expense	$14,836	$(524)	$14,952

Reconciliations of the U.S. federal statutory rate to the Company’s effective tax rates are as follows:

	Year Ended September 30,
	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax effect	4.7	3.7	5.2
Capital loss carryover	—	(2.0)	—
Research and development tax credits	(0.1)	(1.8)	(0.3)
Nondeductible increase (decrease) in value of warrants	5.1	(3.4)	1.7
Extraterritorial income exclusion	(2.5)	(3.0)	(1.1)
Domestic production deduction	(1.2)	—	—
Provision to return adjustments	(1.2)	(23.0)	—
Reduction in tax accrual	—	(13.8)	—
Other	(0.2)	0.7	(0.1)

Effective tax rate	39.6%	(7.6)%	40.4%

During the years ended September 30, 2006 and 2005, the Company filed its prior year tax returns including amended returns and adjusted the current year tax provision for actual deductions taken in those returns. The net impact on the effective tax rate for 2006 and 2005 was a benefit of 1.2% and 23.0%, respectively. The tax effect of the deductions amounted to $455 and $1,577 in 2006 and 2005, respectively, and primarily related to additional extraterritorial income exclusion and state income taxes above the amounts originally estimated.

Additionally, the Company filed for tax method changes with the Internal Revenue Service during the year ended September 30, 2005. Accrued taxes were adjusted to reflect the actual tax liability based on these filings and to reverse the liability relating to tax positions of closed tax years. The net reduction in accrued taxes amounted to $968.

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

The temporary differences that created the deferred tax assets and (liabilities) are as follows:

	September 30,
	2006	2005

Deferred tax assets:
Allowance for accounts receivable	$243	$491
Inventory valuation reserves	2,751	2,027
Deferred revenue	759	494
Other accrued expenses	711	406
Stock option compensation expense	38	—
Other	48	8

Total deferred tax assets	4,550	3,426
Deferred tax liabilities:
Depreciation	(979)	(1,272)

Total deferred tax liabilities	(979)	(1,272)

Net deferred tax assets	$3,571	$2,154

11.	Employee Benefit Plans

Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan (ESOP) which covers substantially all employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Company’s annual contribution to the ESOP is discretionary. The Company’s contributions to the ESOP are allocated to individual participant accounts which vest on completion of an employee’s fifth year of qualifying service. For the years ended September 30, 2006, 2005, and 2004, no amount was expensed for the ESOP contribution. Distributions from the ESOP are made in accordance with the terms of the ESOP Trust Agreement and may be in the form of cash or shares of Company common stock. The ESOP owned 834,565 shares of common stock at September 30, 2006, 2005, and 2004.

Other Compensation Plans

The Company has established a profit-sharing plan, which is a discretionary, defined-contribution plan. Under the profit-sharing plan, the Company expensed approximately $490, $287, and $520 for the years ended September 30, 2006, 2005, and 2004, respectively. Eligible employees are defined as those who have completed one year of service and have attained the age of 21. Employees are fully vested after achieving five years of service.

The Company also has a pension plan which is a defined-contribution plan, which also allows for additional discretionary contributions. Under the pension plan, the Company expensed approximately $163, $170, and $520 for the years ended September 30, 2006, 2005, and 2004, respectively. Eligible employees are defined as those who have completed one year of service and have attained the age of 21. Employees are fully vested after achieving five years of service.

12.	Stock Option Plan

The Company adopted the 2003 Stock Option and Grant Plan and the 2006 Stock Option and Incentive Plan (the Plans), which provide for the issuance of incentive and nonqualified common stock options to

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

employees, directors, and consultants of the Company. The Board of Directors has reserved 3,199,500 shares of common stock to be issued in conjunction with these Plans. The term of the options shall be no more than 10 years from the date of grant. Options granted under the Plans generally vest in periods between one and four years, as determined by the Board of Directors.

During the years ended September 30, 2006, 2005, and 2004, the Company issued stock options under the Plans. Prior to October 1, 2005, the Company accounted for stock options issued to employees under the Company’s stock option plan using the intrinsic value method in accordance with APB No. 25. The Company recorded the difference between the exercise price and the fair value as determined by an independent valuation of the common stock on the date of grant as deferred compensation totaling $210 and amortized such deferred compensation on a straight-line basis over the vesting periods of the options until September 30, 2005. Expense recognized during the years ended September 30, 2005 and 2004, totaled $48 and $30, respectively. The remaining amount of $132 was reclassified to Additional Paid In Capital in connection with adoption of SFAS No. 123(R) in fiscal 2006. If the minimum value method had been applied, the Company would have recognized compensation costs of $188 and $121 for the years ended September 30, 2005 and 2004, respectively.

The Company’s stock option activity for the years ended September 30, 2006, 2005, and 2004 under the Plans is as follows:

		Weighted
	Outstanding	Average
	Options	Exercise Price

Outstanding at September 30, 2003	—	—
Granted	664,500	$8.37
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2004	664,500	$8.37
Granted	45,000	7.33
Exercised	—	—
Forfeited	(6,389)	10.00

Outstanding at September 30, 2005	703,111	$8.29
Granted	405,000	11.62
Exercised	(13,750)	6.73
Forfeited	(414,861)	10.28

Outstanding at September 30, 2006	679,500	$9.09

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

The Company adopted SFAS No. 123R effective October 1, 2005. A summary of the status of the Company’s non-vested stock options issued post-SFAS 123R implementation, as of September 30, 2006, and changes for fiscal 2006, is presented below:

		Weighted
		Average
		Grant-Date
Non-Vested Options	Options	Fair Value

Non-vested at September 30, 2005	—	$—
Granted	405,000	5.88
Vested	(56,180)	3.60
Forfeited	(140,000)	7.37

Non-vested at September 30, 2006	208,820	$5.50

As of September 30, 2006, there was $997 of total unrecognized compensation costs related to the stock-based compensation granted under the Plans. This cost is expected to be amortized over a weighted-average service period of 3.1 years. The fair value of the related stock-based compensation expense recorded for fiscal 2006 was $354. The following table summarizes information about all stock options outstanding for the Company as of September 30, 2006:

Options Outstanding				Options Vested
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

$ 6.00 - $ 7.00	309,500	7.83	$6.56	169,500	$6.45
$ 8.00 - $10.00	240,000	8.08	$9.46	113,854	$9.84
$11.00 - $13.00	50,000	9.33	$11.40	27,014	$11.40
$14.00 - $16.00	25,000	9.58	$15.80	—	$—
$16.01 - $16.56	55,000	9.83	$16.56	—	$—

	679,500			310,368

The total intrinsic value of options outstanding and total options vested as of September 30, 2006 was $5,052 and $2,605, respectively.

13.	Concentration of Credit Risk

The Company has a concentration of sales with certain major semiconductor manufacturers that individually represent more than 10% of total revenue. Sales to these major semiconductor manufacturers were as follows:

	Year Ended September 30,
	2006		2005		2004

National Semiconductor Corporation	*	%	*	%	36.1%
Texas Instruments Incorporated	52.9		44.3		31.9

	52.9%		44.3%		68.0%

*	Less than 10%

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Major semiconductor manufacturer companies comprise a significant portion of the Company’s trade receivables. As of September 30, 2006, two customers (Infineon Technologies and Texas Instruments Incorporated) comprised approximately 46% of the Company’s trade receivables balance. As of September 30, 2005, two customers (Intersil Corporation and Texas Instruments Incorporated) comprised approximately 49% of the Company’s trade receivables balance.

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash equivalents, marketable securities, and accounts receivable. All of the Company’s cash equivalents and marketable securities are held by major financial institutions. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce its credit risk, the Company routinely assesses the financial strength of its customers. The Company does not require collateral although the Company obtains letters of credit on sales to certain foreign customers. An allowance for doubtful accounts is maintained at a level management believes is sufficient to cover potential credit losses based on past collection history and specific risks identified among uncollectible accounts. Accounts receivable are charged off against the allowance for doubtful accounts when it determines that the receivable will not be collected.

14.	Other Comprehensive Income

Comprehensive income is comprised of two components, net income and other comprehensive income. The components of other comprehensive income, and related tax effects were as follows for the fiscal year ended September 30:

	Year Ended September 30,
	2006	2005	2004

Change in net unrealized holdings gains (losses) on marketable securities, net of tax of $0, $0, and $160 in 2006, 2005, and 2004, respectively	$—	$—	$240
Less adjustment for net gain (loss) on investments included in net income, net of tax of $0, $450, and $91 in 2006, 2005, and 2004, respectively	—	621	136

Other comprehensive income, net of taxes	$—	$(621)	$104

15.	Industry and Geographic Segment Information

Operating Segments

The Company operates in one industry segment: the design, manufacture, and marketing of automated test equipment for the semiconductor industry that is used to test analog, mixed-signal, and radio frequency devices.

Geographic Information

The Company markets its products and related services to customers mainly through a direct sales force. Revenues are attributed to geographic areas based on the country in which the customer is domiciled.

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

The Company’s revenues are generated from sales into the following geographic regions (denominated in United States dollars):

	Year Ended September 30,
	2006	2005	2004

United States	$38,177	$29,295	$24,031
Malaysia	48,377	13,602	56,720
Other	38,184	20,580	30,459

	$124,738	$63,477	$111,210

Substantially all of the Company’s long-lived assets are located in the United States.

16.	Commitments and Contingencies

Lease Commitments

The Company has operating and capital lease commitments for certain facilities and equipment. Minimum lease payments under noncancelable leases are as follows:

	September 30,
	2006
	Operating	Capital
	Leases	Leases

2007	$1,994	$286
2008	1,690	276
2009	1,480	116
2010	1,512	2
2011	1,344	—
Thereafter	4,416	—

Total minimum lease payments	$12,436	680
Less amount representing interest		(40)

Present value of capital lease obligations		$640

Total rental expense for fiscal 2006, 2005, and 2004 was $2,126, $1,840, and $780, respectively.

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

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Product Warranty

The following table shows the details of the product warranty accrual:

Product Warranty Activity

Balance at September 30, 2003	$500
Warranty expenditures	(862)
Provision for warranty	1,633

Balance at September 30, 2004	1,271
Warranty expenditures	(1,416)
Provision for warranty	708

Balance at September 30, 2005	563
Warranty expenditures	(1,193)
Provision for warranty	1,698

Balance at September 30, 2006	$1,068

17.	Write-off of Offering Expenses

During fiscal 2004, the Company incurred significant expenses related to preparing documents and filings in preparation for a planned initial public offering of its common stock. These offering costs, which primarily include legal, accounting, consulting, and printing fees, were being deferred and were going to be offset against the proceeds of the offering when completed. Due primarily to market conditions, the Company experienced delays in moving forward with an initial public offering and ultimately terminated the original filing of its S-1 due to on-going unfavorable conditions. Accordingly, due to the delays in the process, the Company expensed the deferred costs of the offering in fiscal 2004. As discussed above in Note 7, the initial public offering was successfully completed on March 14, 2006.

18.	Quarterly Results of Operations (unaudited)

	Year Ended September 30, 2006
	First	Second	Third	Fourth
	Quarter(1)	Quarter(2)	Quarter	Quarter
	(In thousands, except per share data)

Net sales	$22,447	$28,565	$36,779	$36,947
Gross profit	15,418	19,246	24,523	23,232
Net income	1,875	1,773	9,672	9,254
Net income (loss) per share:
Basic	$0.13	$(1.04)	$0.47	$0.45
Diluted	$0.10	$(1.04)	$0.46	$0.44

(1)	Includes increase in value of warrants of $2,191.

(2)	Includes increase in value of warrants of $3,275, and retained earnings adjustment of $11,430 used to reduce net income available to common shareholders for purposes of computing earnings per share.

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

	Year Ended September 30, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter(1)	Quarter(2)
	(In thousands, except per share data)

Net sales	$20,191	$8,600	$6,163	$28,523
Gross profit	12,511	3,573	2,870	17,927
Net income (loss)	3,055	(2,049)	(930)	7,343
Net income (loss) per share:
Basic	$0.22	$(0.38)	$(0.17)	$0.53
Diluted	$0.18	$(0.42)	$(0.17)	$0.36

(1)	Includes tax benefit of provision to return adjustments of $1,577.

(2)	Includes realized gain on sale of marketable securities of $1,544.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
EAGLE TEST SYSTEMS, INC.

SEPTEMBER 30, 2006
(In thousands)

Col. A	Col. B	Col. C		Col. D		Col. E
			Charged to
	Balance at	Charged to	Other
	Beginning of	Costs and	Accounts —	Deductions —		Balance at
Description	Period	Expenses	Describe	Describe		End of Period
	(In thousands)

Allowance for Doubtful Accounts
Year Ended September 30, 2006	$1,240	$155		$779	(1)	$616
Year Ended September 30, 2005	$1,220	$605		$585	(1)	$1,240
Year Ended September 30, 2004	$791	$510		$81	(1)	$1,220

(1)	Sales returns and uncollectible accounts written off and recoveries

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level. We will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled “Stock Performance Graph,” “Nominating and Compensation Committee Report on Executive Compensation” and “Audit Committee Report,” nor the Audit Committee Charter attached as an appendix thereto, to be incorporated by reference herein from our proxy statement in connection with our 2007 annual meeting of stockholders.

Item 10.	Directors and Executive Officers of the Registrant

Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our proxy statement in connection with our 2007 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2006.

Audit Committee Financial Expert

Our board of directors has determined that each of Messrs. Manire, Gibbs and Mullen qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, and that each of Messrs. Manire, Gibbs and Mullen are “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to all employees, including its principal executive officer, principal financial officer, and principal accounting officer. A copy of our Code of Business Conduct and Ethics is provided on Exhibit 14.1 hereto. A copy of our Code of Business Conduct and Ethics is also available on our website at www.eagletest.com and we will send a paper copy to any stockholder who submits a request in writing to our Secretary.

Item 11.	Executive Compensation

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our proxy statement in connection with our 2007 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our proxy statement in connection with our 2007 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2006. For information on securities authorized for issuance under equity compensation plans, see the section entitled “Market for Registrant’s Common Equity and Related Stockholders Matters” in Part II, Item 5. in this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions

Certain information required by this Item 13 relating to certain relationships and related transactions is incorporated by reference herein from our proxy statement in connection with our 2007 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2006.

Item 14.	Principal Accounting Fees and Services

Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Matters Concerning Our Independent Registered Public Accounting Firm” in our proxy statement in connection with our 2007 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2006.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) Financial Statements:  Reference is made to the Index to Financial Statements and Financial Statement Schedule in the section entitled “Financial Statements and Supplementary Data” in Part II, Item 8. of this Annual Report on Form 10-K.

(2) Financial Statement Schedule:  Reference is made to the Index to Financial Statements and Financial Statement Schedule in the section entitled “Financial Statements and Supplementary Data” in Part II, Item 8. of this Annual Report on Form 10-K. Schedules not listed above are omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.

(3) Exhibits:  Exhibits are as set forth in the section entitled “Exhibit Index” which follows the section entitled “Signatures” in this Annual Report on Form 10-K. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the SEC in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. SEC filings are also available to the public from commercial document retrieval services and at the Web site maintained by the SEC at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eagle Test Systems, Inc.
(Registrant)

By:	/s/ Stephen J. Hawrysz
Stephen J. Hawrysz,
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: December 8, 2006

KNOWN ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of Leonard A. Foxman and Stephen J. Hawrysz such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leonard A. Foxman Leonard A. Foxman	Chief Executive Officer, President and Director (Principal Executive Officer)	December 8, 2006

/s/ Stephen J. Hawrysz Stephen J. Hawrysz	Chief Financial Officer (Principal Financial and Accounting Officer)	December 8, 2006

/s/ Theodore D. Foxman Theodore D. Foxman	Chief Operating Officer, Executive Vice President and Director	December 8, 2006

/s/ Michael C. Child Michael C. Child	Director	December 8, 2006

/s/ Ross W. Manire Ross W. Manire	Director	December 8, 2006

/s/ William H. Gibbs William H. Gibbs	Director	December 8, 2006

/s/ David B. Mullen David B. Mullen	Director	December 8, 2006

EXHIBIT INDEX

Number	Description	Method of Filing

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant, to be effective at the effectiveness of this Registration Statement	Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-130521) filed with the Securities and Exchange Commission on February 21, 2006
3.2	Form of Second Amended and Restated Certificate of Incorporation of the Registrant, to be effective at the completion of this offering	Incorporated by reference to Exhibit 3.2 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-130521) filed with the Securities and Exchange Commission on February 21, 2006
3.3	Form of Amended and Restated By-laws of the Registrant	Incorporated by reference to Exhibit 3.3 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-130521) filed with the Securities and Exchange Commission on February 21, 2006
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-130521) filed with the Securities and Exchange Commission on March 3, 2006
4.2	Registration Rights Agreement by and among the Registrant, the Investors and the Stockholders named therein, dated as of September 30, 2003	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on July 9, 2004
4.3	Amendment No. 1 to the Registration Rights Agreement dated September 1, 2006	Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1 (File No. 333-137121) filed with the Securities and Exchange Commission on September 5, 2006
10.1	2003 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on July 9, 2004
10.2	2006 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.2 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-130521) filed with the Securities and Exchange Commission on February 21, 2006
10.3	Employee Stock Ownership Plan	Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on July 9, 2004
10.4	Profit Sharing Plan and Trust	Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on July 9, 2004
10.5	Stock Purchase Agreement by and among the Registrant, the Stockholders and the Investors named therein, dated as of September 30, 2003	Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on August 12, 2004

Number	Description	Method of Filing

10.6	Stockholders Agreement by and among the Registrant, the Existing Stockholders and the Investors named therein, dated as of September 30, 2003	Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on August 12, 2004
10.7	Note Purchase Agreement by and among the Registrant, TA Subordinated Debt Fund, L.P. and TA Investors LLC, dated as of September 30, 2003	Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on August 12, 2004
10.8	Senior Subordinated Convertible Note of the Registrant issued in favor of TA Investors, LLC, dated as of September 30, 2003	Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on July 9, 2004
10.9	Form of Warrant to Purchase Common Stock of the Registrant	Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on July 9, 2004
10.10	Senior Subordinated Convertible Note of the Registrant issued in favor of TA Subordinated Debt Fund, L.P., dated as of September 30, 2003	Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on July 9, 2004
10.11	Non-Competition Agreement, dated as of September 30, 2003, by and among the Registrant, Leonard A. Foxman and the Investors named therein	Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on July 9, 2004
10.12	Non-Competition Agreement, dated as of September 30, 2003, by and among the Registrant, Foxman Family LLC and the Investors named therein	Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on July 9, 2004
10.13	Employment Agreement by and between the Registrant and Leonard Foxman, dated as of September 30, 2003	Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on July 9, 2004
10.14	Employment Agreement by and between the Registrant and Theodore Foxman, dated as of September 30, 2003	Incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on July 9, 2004
10.15	Employment Agreement by and between the Registrant and Stephen J. Hawrysz, dated as of March 1, 2004	Incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on July 9, 2004
10.16	Employment Agreement by and between the Registrant and Jack Weimer, dated as of September 30, 2003	Incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on July 9, 2004
10.17	Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers	Incorporated by reference to Exhibit 10.17 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-130521) filed with the Securities and Exchange Commission on February 21, 2006

Number	Description	Method of Filing

10.18	Lease, dated as of December 1, 2003, between Millbrook VI LLC and the Registrant	Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on July 9, 2004
10.19	Form of Incentive Stock Option Agreement under the 2006 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.19 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-130521) filed with the Securities and Exchange Commission on February 21, 2006
10.20	Form of Non-Qualified Stock Option Agreement under the 2006 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.20 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-130521) filed with the Securities and Exchange Commission on February 21, 2006
10.21	Form of Restricted Stock Award Agreement under the 2006 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.21 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-130521) filed with the Securities and Exchange Commission on February 21, 2006
10.22	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2006 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.22 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-130521) filed with the Securities and Exchange Commission on February 21, 2006
10.23	Employment Agreement by and between the Registrant and Steven R. Dollens, dated as of May 25, 2004	Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on August 12, 2004
10.24	Employment Agreement by and between the Registrant and Derek Abramovitch, dated as of September 30, 2003	Incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on July 9, 2004
10.25	Form of Management Rights Letter Agreement as signed by the Registrant and each of TA Subordinated Debt Fund, L.P., TA Investors LLC, TA IX L.P., TA/ Atlantic and Pacific IV L.P., TA Strategic Partners Fund A L.P. and T.A. Strategic Partners Fund B L.P.	Incorporated by reference to Exhibit 10.25 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-130521) filed with the Securities and Exchange Commission on February 7, 2006
10.26	Amendment No. 1 to Management Rights Letter Agreements dated February 6, 2005	Incorporated by reference to Exhibit 10.25 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-130521) filed with the Securities and Exchange Commission on February 7, 2006
10.27	Amendment No. 1 to Stockholders Agreement dated February 6, 2005	Incorporated by reference to Exhibit 10.25 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-130521) filed with the Securities and Exchange Commission on February 7, 2006
10.28	Letter Agreement between the Registrant and Leonard A. Foxman dated August 31, 2006	Incorporated by reference to Exhibit 10.28 to our Registration Statement on Form S-1 (File No. 333-137121) filed with the Securities and Exchange Commission on September 5, 2006

Number	Description	Method of Filing

10.29	Letter Agreement between the Registrant and Theodore D. Foxman dated August 31, 2006	Incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1 (File No. 333-137121) filed with the Securities and Exchange Commission on September 5, 2006
14.1	Code of Business Conduct and Ethics	Filed herewith
21.1	Subsidiaries of Eagle Test Systems, Inc.	Filed herewith
24.1	Powers of Attorney	Included on signature page hereto
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Leonard A. Foxman, Chief Executive Officer, President and Director	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen J. Hawrysz, Chief Financial Officer	Filed herewith
32.1	Section 1350 Certifications, executed by Leonard A. Foxman, Chief Executive Officer, President and Director, and Stephen J. Hawrysz, Chief Financial Officer	Filed herewith