Form 10-Q
period 2006-12-31
Eagle Test Systems, Inc.
filed 2007-02-12
CIK 1290096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
22,858,824 shares of Common Stock, par value $0.01 per share, outstanding as of February 9, 2007.

EAGLE TEST SYSTEMS, INC.
(“The Company”)
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EAGLE TEST SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	September 30,
	2006	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,459	$51,071
Marketable securities	28,575	24,875
Accounts receivable, net of allowances of $506 and $616	11,133	17,338
Receivable from sale of common stock	—	31,185
Inventories	22,121	22,378
Deferred income taxes	4,848	4,512
Prepaid expenses and other current assets	1,200	2,143

Total current assets	150,336	153,502
Property, plant and equipment, net	10,846	11,745
Other assets	595	639

Total assets	$161,777	$165,886

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,367	$5,941
Current portion of capital lease obligations	264	261
Deferred revenue	3,488	9,409
Accrued compensation and related liabilities	2,757	5,734
Accrued income taxes	3,277	2,949
Other accrued expenses	2,709	3,470

Total current liabilities	16,862	27,764
Long-term liabilities:
Capital lease obligations, less current portion	312	379
Deferred income taxes	845	941
Other long-term liabilities	405	388

Total long-term liabilities	1,562	1,708

Stockholders’ equity:

Preferred stock, par value $0.01 per share 10,000,000 shares authorized, no shares issued or outstanding as of December 31,2006 and September 30, 2006	—	—
Common stock, par value $0.01 per share, 90,000,000 shares authorized as of December 31, 2006 and September 30, 2006; 22,858,824 and 22,655,283 shares outstanding as of December 31, 2006 and September 30, 2006, respectively	229	227
Additional paid in capital	172,780	169,709
Accumulated deficit	(29,656)	(33,522)

Total stockholders’ equity	143,353	136,414

Total liabilities and stockholders’ equity	$161,777	$165,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

EAGLE TEST SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(In thousands, except share and per share data)

	Three Months
	Ended December 31,
	(unaudited)
	2006	2005
Net revenue	$24,036	$22,447
Cost of goods sold	9,877	7,029

Gross profit	14,159	15,418
Operating expenses
Selling, general and administrative	7,414	6,288
Research and development	2,154	2,076

Operating income	4,591	7,054
Interest expense	16	980
Other (income) and expense
Income from marketable securities	(1,254)	(178)
Investment impairments	—	24
Increase in value of warrants	—	2,191
Other (income) expense, net	(9)	(3)

Income before taxes	5,838	4,040
Provision for income taxes	1,972	2,165

Net income	$3,866	$1,875

Net income per share, basic	$0.17	$0.13

Net income per share, diluted	$0.17	$0.10

Weighted average shares outstanding, basic	22,834,508	5,396,248
Weighted average shares outstanding, diluted	23,096,885	14,024,119

Income available to common stockholders:
Net income	$3,866	$1,875
Net income allocated to preferred stockholders	—	(1,152)

Income available to common stockholders	$3,866	$723

The accompanying notes are an integral part of these condensed consolidated financial statements.

EAGLE TEST SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	December 31,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income	$3,866	$1,875

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	909	739
Investment impairments	—	24
Gain on sale of property and equipment	(9)	—
Accretion of discount and redemption premium on long-term debt	—	71
Increase in value of warrants	—	2,191
Non cash compensation related to stock options	5	36
Deferred income taxes	(432)	(151)
Changes in operating assets and liabilities:
Accounts receivable	6,205	(7,196)
Inventories	564	633
Prepaid expenses and other current assets	943	(979)
Other assets	44	(395)
Accounts payable	(1,574)	2,281
Deferred revenue	(5,921)	1,764
Accrued compensation and related liabilities	(2,977)	(726)
Accrued income taxes	328	2,755
Other accrued expenses	(761)	683
Other liabilities	17	20

Net cash provided by operating activities	1,207	3,625
Cash flows from investing activities:
Purchases of marketable securities	(3,700)	(5,000)
Sale of property and equipment	9	—
Capital expenditures	(317)	(316)

Net cash used in investing activities	(4,008)	(5,316)
Cash flows from financing activities:
Payments of capital lease obligations	(64)	(62)
Proceeds from issuance of common stock, net of issuance costs	34,253	—

Net cash provided by (used in) financing activities	34,189	(62)

Net increase (decrease) in cash and cash equivalents	31,388	(1,753)
Cash and cash equivalents at beginning of period	51,071	9,976

Cash and cash equivalents at end of period	$82,459	$8,223

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
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying condensed statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2006, included in the Company’s Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the year.
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
Stock Options
     The Company records compensation expense using the fair value of options granted over the vesting service period on a straight-line basis including those options that are subject to graded vesting. Under SFAS 123R, the Company uses the Black Scholes Option Pricing Model to determine the fair value of the options granted. This model uses such factors as the market price of the underlying shares at date of issuance, exercise price of the option, the expected term of the option, which is approximately six years, utilizing the simplified method as set forth in Staff Accounting Bulletin (SAB) No. 107, a risk free interest rate range of approximately 4.5% to 4.9% and an expected volatility rate range of approximately 54% to 63% based upon a peer group of companies given limited historical data for the Company’s own stock. The resulting fair value of $2,152 for options granted thus far in fiscal 2007 will be amortized to expense as vesting occurs, which is over approximately five years. Expense recognized under SFAS 123R for the three months ended December 31, 2006 and 2005 was $5 ($2 net of taxes) or $0.00 per basic and diluted share and $24 ($24 net of taxes) or $0.00 per basic and diluted share, respectively.

EAGLE TEST SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
3. Inventories
     Inventories consist of the following:

	December 31,	September 30,
	2006	2006
Raw materials	$7,819	$7,185
Work-in-process	4,628	6,741
Finished goods	9,237	6,086
Inventory at customers under purchase orders	437	2,366

	$22,121	$22,378

     The Company’s policy is to establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for products or market conditions. The Company regularly evaluates the ability to realize the value of its inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end-of-life dates, estimated current and future market value and new product introductions. Purchasing and alternative usage options are also explored to mitigate obsolete inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. Inventory of $22,121 is stated net of inventory reserves of $9,574 as of December 31, 2006. Inventory of $22,378 is stated net of inventory reserves of $9,088 as of September 30, 2006. If actual demand for products deteriorates or market conditions are less favorable than those the Company projects, additional inventory reserves may be required.
4. Stockholders’ Equity and Long-Term Debt
Equity Offerings
     On October 3, 2006, the Company closed a public offering to sell 2,000,000 shares of common stock to the public at an offering price of $16.50 per share, generating net proceeds of $30,742. Since the shares were sold on September 27, 2006, the transaction was included in stockholders’ equity and the gross proceeds of $31,185 recorded as a receivable from sale of common stock as of September 30, 2006. On October 11, 2006, the underwriters exercised their option to purchase an additional 200,000 shares, generating net proceeds of $3,062. The Company retained the proceeds for working capital and general corporate purposes.
Long-term Debt
     In connection with the completion of the Company’s initial public offering on March 14, 2006, the 12% Senior Subordinated Convertible Notes held by investment funds managed by TA Associates (collectively, the Investors) were converted into $29,995 in 12% Senior Subordinated Notes and 525,040 of $0.01 common stock warrants. The common stock warrants were exercised by the Investors. The Senior Subordinated Notes were repurchased from the Investors with a portion of the proceeds from the initial public offering for $29,995, along with the payment of a 2% early redemption premium of $600. The unamortized debt discount of $1,033 from the original issue of the 12% Senior Subordinated Convertible Notes was charged to interest expense in March, 2006 in connection with recording the note conversion and redemption. Interest expense related to the Senior Subordinated Convertible Notes was $971 for the three months ended December 31, 2005.
Warrants
     Prior to the exercise of the common stock warrants in connection with the initial public offering, the warrants enabled the Investors to put the warrants to the Company at fair value at any time after September 30, 2008. The warrants were thereby considered liability instruments and recorded at fair value based upon independent valuations. The change in the value of the warrants was an increase of $2,191 for the three months ended December 31, 2005 and the change in the fair value was recorded in the income statement as other expense. The warrants were exercised by the Investors on March 14, 2006 in connection with the Company’s initial public offering and the carrying value of $8,133 was reclassified to stockholders’ equity.

EAGLE TEST SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
5. Net Income Per Share
     EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share” requires the use of the two-class method to compute basic EPS for companies with participating convertible securities. EPS for the three months ended December 31, 2005 was calculated using these requirements. The Series A Convertible Preferred Stock was converted and the Redeemable Preferred Stock was redeemed in connection with the Company’s initial public offering and therefore, for periods ended after March 14, 2006, the two-class computation method is no longer applicable.
     Basic net income per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per common share reflects the maximum dilution that would have resulted from the assumed exercise of Series A Convertible Preferred Stock, warrants, and stock options, as applicable, and is computed by dividing net income available to common stockholders by the weighted-average number of common shares and all dilutive securities outstanding unless the computation is anti-dilutive.
     A reconciliation between basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended
	December 31,
	2006	2005
Net income	$3,866	$1,875
Basic EPS:
Adjustments to income:
Net income allocated to convertible preferred shares	—	(1,152)

Income available to common stockholders	3,866	723

Weighted-average common shares outstanding	22,834,508	5,396,248
Basic net income per common share	$0.17	$0.13

Diluted EPS:
Adjustments to income:
Dividend on redeemable preferred stock as converted — 5% cumulative	$—	$(406)
Warrant value adjustment	—	— *

Income available to common stockholders	$3,866	$1,469

Weighted-average common shares outstanding	22,834,508	5,396,248
Plus impact of convertible preferred stock and warrants and stock options, as applicable	262,377	8,627,871

Diluted common shares	23,096,885	14,024,119

Diluted EPS	$0.17	$0.10

*	This element of the diluted EPS computation is not applicable since the impact on the computation would be anti-dilutive.

EAGLE TEST SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
6. Income Taxes
     The Company accounts for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. The Company’s effective tax rate will vary to the extent items used to derive book taxable income are not deductible for income tax purposes. The Company’s income tax expense was $1,972 for a 33.8% effective tax rate, and $2,165 for a 53.6% effective tax rate for the three month periods ended December 31, 2006 and 2005, respectively. The primary reason for the difference in the effective tax rates for these periods is due to the increase in value of warrants of $2,191 in the three months ended December 31, 2005, which is not tax deductible. Since the warrants were exercised by the Investors on March 14, 2006 in connection with the Company’s initial public offering, there was no warrant charge in the three months ended December 31, 2006.
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
7. Commitments and Contingencies
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
     The following table shows the details of the product warranty accrual:
Product Warranty Activity

	Three Months Ended
	December 31,
	2006	2005
Balance at beginning of period	$1,068	$563
Warranty expenditures	(587)	(176)
Provisions for warranty	268	242

Balance at end of period	$749	$629

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements And Projections
     This Quarterly Report on Form 10-Q contains forward looking statements. Forward looking statements relate to future events or our future financial performance. We generally identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward looking statements is subject to risks, uncertainties and other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q, and in the “Risk Factors” contained in the Annual Report on Form 10-K for the period ended September 30, 2006. Accordingly, you should not rely upon forward looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward looking statements. The forward looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.
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
     Our business and operating results depend significantly on the level of capital expenditures by companies in the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of over-supply and under-supply, which has resulted in wide fluctuations in demand for our products and services. These demand fluctuations have resulted in significant variations in our revenue, expenses and results of operations in our historical results of operations. For example, our net revenue in the three months ended December 31, 2006 was $24.0 million, compared to $36.9 million in the three months ended September 30, 2006. Fluctuations are likely to continue in future periods.
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
     Historically, a significant portion of our revenue in each quarter and year has been derived from sales to relatively few customers. While we seek to expand and diversify our customer base, we expect our revenue to continue to be derived from a small number of customers. In the three months ended December 31, 2006, sales to Texas Instruments Incorporated and Allegro Microsystems Incorporated accounted for 20.6% and 13.3% of our net revenue, respectively, and sales to our five largest customers accounted for an aggregate of 55.6% of our net revenue. In the three months ended December 31, 2005, sales to Texas Instruments Incorporated and National Semiconductor Corporation accounted for 32.9% and 25.9% of our net revenue, respectively, and sales to our five largest customers accounted for an aggregate of 77.1% of our net revenue.
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
     On October 3, 2006, the Company closed a public offering to sell 2,000,000 shares of common stock to the public at an offering price of $16.50 per share, generating net proceeds of $30,742. Since the shares were sold on September 27, 2006, the transaction was included in stockholders’ equity and the gross proceeds of $31,185 recorded as a receivable from sale of common stock as of September 30, 2006. On October 11, 2006, the underwriters exercised their option to purchase an additional 200,000 shares, generating net proceeds of $3,062. The Company retained the proceeds for working capital and general corporate purposes.

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
     Stock-Based Compensation. We expense stock options based upon the fair market value on the date of grant. We are amortizing the fair market value of options granted over the vesting service period of the options. Expense associated with stock options issued to nonemployees/nondirectors is recorded in accordance with SFAS 123. Expense recognized for the three months ended December 31, 2006 and 2005 was $5,000 and $24,000, respectively.
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
Results of Operations
     The following sets forth certain operating data as a percentage of net revenue for the periods presented:

	Three Months
	Ended
	December 31,
	2006	2005
Net revenue	100.0%	100.0%
Cost of goods sold	41.1	31.3

Gross profit	58.9	68.7
Operating expenses	30.8	28.0
Selling, general and administrative	30.8	28.0
Research and development	9.0	9.3

Operating income	19.1	31.4
Interest expense	0.1	4.4
Income from marketable securities	(5.3)	(0.8)
Increase in value of warrants	—	9.7
Other (income) expense	—	0.1

Income before taxes	24.3	18.0
Provision for income taxes	8.2	9.6

Net income	16.1%	8.4%

     The following sets forth our net revenue breakdown by geographic region, in thousands and as a percentage of net revenue, during the periods presented. Substantially all of our revenue to date has been denominated in United States dollars.

	Three Months Ended
	December 31,
	2006		2005
United States	$11,321	47.1%	$6,411	28.6%
Malaysia	5,004	20.8	9,418	42.0
Other	7,711	32.1	6,618	29.4

Total	$24,036	100.0%	$22,447	100.0%

\

     The following customers accounted for 10% or more of our net revenue in one or more of the periods presented:

	Three Months
	Ended
	December 31,
	2006	2005
Allegro Microsystems Incorporated.	13.3%	*	%
National Semiconductor Corporation	*	25.9
Texas Instruments Incorporated	20.6	32.9

*	Less than 10%.
     Comparison of Three Months Ended December 31, 2006 and 2005
     Net Revenue. Net revenue increased to $24.0 million in the three months ended December 31, 2006, an increase of $1.6 million or 7.1% over the comparable period in the preceding year. This increase was primarily due to a general increase in tester shipments to semiconductor manufacturers who use our automated test equipment.
     Gross Profit. Gross profit was $14.2 million, or 58.9% of net revenue, in the three months ended December 31, 2006 and $15.4 million, or 68.7% of net revenue, in the same period in the prior fiscal year. The decrease in gross profit as a percentage of net revenue was primarily due to an increase in inventory reserves of $0.3 million in the three months ended December 31, 2006, as compared to a reversal of $0.5 million of reserves in the same period in the prior fiscal year. The reversal of inventory reserves in fiscal 2005 was due to usage during this period of inventory previously reserved for as a result of lower visibility of demand for our products. In the three months ended December 31, 2005, the gross margin percentage benefited from more favorable product mix as the systems sold included higher concentrations of instrumentation resources than those systems sold in the three months ended December 31, 2006. In addition, gross profit decreased as a percentage of net revenue due to increased overhead expenses related to infrastructure and capacity improvements as compared to the prior period.
     Selling, General and Administrative. SG&A expenses were $7.4 million, or 30.8% of net revenue, in the three months ended December 31, 2006, and $6.3 million, or 28.0% of net revenue, in the same period in the prior fiscal year, an increase of $1.1 million. The increase in SG&A expenses in the current quarter compared to the same period in the prior year was primarily due to $1.0 million in increased personnel cost related to sales and application engineers hired during the past year to support new customer initiatives, both domestically and internationally.
     Research and Development. R&D expenses were $2.2 million, or 9.0% of net revenue, in the three months ended December 31, 2006, and $2.1 million, or 9.3% of net revenue, in the same period in the prior fiscal year, an increase of $0.1 million. The increase in R&D expenses in the current quarter compared to the same period in the prior year was primarily due to $0.3 million in additional personnel and related facility costs for headcount, and additional depreciation expense on increased equipment used in the development process, offset in part by a $0.2 million decrease in materials used in the product development process, resulting primarily from the timing of prototype expenditures.
     Interest Expense. Interest expense was $16,000 and $1.0 million for the three months ended December 31, 2006 and 2005, respectively. The decrease in interest expense was related to the repurchase and retirement of the senior convertible notes with the proceeds of our initial public offering on March 14, 2006.
     Increase in Value of Warrants. There was no valuation adjustment related to the warrants for the three months ended December 31, 2006, compared to $2.2 million for the same period in the prior fiscal year. The warrant valuation adjustment was due to the change in the fair market value of the common stock warrants because under certain circumstances we could be required to purchase these after September 30, 2008 at fair market value. These warrants were exercised and redeemed at the time of completion of our initial public offering in the March 2006 quarter. Since the warrants are no longer outstanding at December 31, 2006, there will be no further charges for changes in the value of this instrument in future periods.
     Other Income. Other income increased to income of $1.3 million for the three months ended December 31, 2006, compared to $0.2 million for the same period in the prior fiscal year, primarily due to an increase in investment income. This increase was due to having more cash available for investment after completion of our initial public offering in the March 2006 quarter, and our additional public offering closed on October 3, 2006.
     Provision for Income Taxes. Our income tax expense was $2.0 million, a 33.8% effective tax rate, in the three months ended December 31, 2006 and $2.2 million, a 53.6% effective tax rate, in the same period in the prior fiscal year. The primary reason for the difference in the effective tax rates for these periods is the increase in value of warrants of $2,191 in the three months ended December 31, 2005, which is not tax deductible. Since the warrants were exercised by the Investors on March 14, 2006 in connection with the Company’s initial public offering, there was no warrant charge in the three months ended December 31, 2006.

Liquidity and Capital Resources
     Since our inception and prior to our initial public offering closed on March 14, 2006, we have financed our operations primarily through cash generated from operations. On October 3, 2006, we closed a public offering to sell 2,000,000 shares of common stock, generating net proceeds of $30.7 million. Since the shares were sold on September 27, 2006, the transaction was included in stockholders’ equity and the gross proceeds of $31.2 million was recorded as a receivable from sale of common stock as of September 30, 2006. On October 11, 2006, the underwriters exercised their option to purchase an additional 200,000 shares, generating net proceeds of $3.1 million
     Our balance in cash, cash equivalents and marketable securities increased from $75.9 million as of September 30, 2006 to $111.0 million as of December 31, 2006. Operating activities during the three months ended December 31, 2006 provided cash of $1.2 million, due to income of $3.9 million resulting primarily from sales of test systems, depreciation expense of $0.9 million that did not require cash and $0.9 million from a decrease in other current assets due primarily to the receipt of an income tax refund from a prior year amended return. These increases in working capital were offset in part by a decrease in accounts payable of $1.6 million due to the timing of vendor payments on purchases and a $3.0 million decrease in accrued compensation from the payment of incentive compensation related to our fiscal year 2006 operating performance. Financing activities generated cash of $34.3 million from our public offering closed in October 2006.
     We believe our existing cash balance and marketable securities will be adequate to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. To the extent that our existing cash, cash equivalents and short-term investments balances and any cash from operations are insufficient to fund our future activities, we may need to raise additional funds through bank lines of credit or public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of December 31, 2006, most of our investments represent investment-grade securities focused on preservation of principal, with interest rates that are reset every 7 to 28 days, and have a put option to convert to cash within 2 to 5 days.
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
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable.
Item 1A. Risk Factors
     Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	On March 8, 2006, our registration statement on Form S-1 (Registration No. 333-130521) was declared effective for our initial public offering, pursuant to which we offered and sold 6,130,000 shares of common stock and received net proceeds of approximately $88.7 million. We used these proceeds to repurchase all of our senior subordinated notes and to redeem all outstanding shares of our redeemable preferred stock, and to pay offering related expenses. As of December 31, 2006, we retained approximately $23.6 million of these net proceeds, none of which were used during the three month period ended December 31, 2006. We intend to use the remaining $23.6 million of the net proceeds from our initial public offering for general corporate purposes, including working capital and possible acquisitions and investments. We currently have no agreements or commitments with respect to any acquisitions or investments and we do not currently have any acquisitions or investments planned. Pending specific application of our net proceeds, we plan to invest our net proceeds in government securities and other short-term, investment-grade, marketable securities.

(c)	Not applicable

Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable
Item 5. Other Information
     Not applicable
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

EAGLE TEST SYSTEMS, INC.
Date: February 12, 2007	By:	/s/ Leonard A. Foxman
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