Form 10-Q
period 2007-06-30
Eagle Test Systems, Inc.
filed 2007-08-02
CIK 1290096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer      ☐ Accelerated filer     ☐ Non-accelerated filer     ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       ☐ No     ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,962,615 shares of Common Stock, par value $0.01 per share, outstanding as of August 01, 2007.

EAGLE TEST SYSTEMS, INC.
(“The Company”)
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EAGLE TEST SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	September 30,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,803	$51,071
Marketable securities	101,865	24,875
Accounts receivable, net of allowances of $541 and $616	13,918	17,338
Receivable from sale of common stock	—	31,185
Inventories	19,891	22,378
Deferred income taxes	5,542	4,512
Prepaid expenses and other current assets	1,736	2,143

Total current assets	153,755	153,502
Property, plant and equipment, net	10,846	11,745
Other assets	507	639

Total assets	$165,108	$165,886

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,925	$5,941
Current portion of capital lease obligations	273	261
Deferred revenue	2,057	9,409
Accrued compensation and related liabilities	3,261	5,734
Accrued income taxes	2,523	2,949
Other accrued expenses	3,174	3,470

Total current liabilities	15,213	27,764
Long-term liabilities:
Capital lease obligations, less current portion	189	379
Deferred income taxes	734	941
Other long-term liabilities	419	388

Total long-term liabilities	1,342	1,708

Stockholders’ equity:

Preferred stock, par value $0.01 per share 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2007 and September 30, 2006	—	—
Common stock, par value $0.01 per share, 90,000,000 shares authorized as of June 30, 2007 and September 30, 2006; 22,961,053 and 22,655,283 shares outstanding as of June 30, 2007 and September 30, 2006, respectively	230	227
Additional paid in capital	174,132	169,709
Accumulated deficit	(25,809)	(33,522)

Total stockholders’ equity	148,553	136,414

Total liabilities and stockholders’ equity	$165,108	$165,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

EAGLE TEST SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(In thousands, except share and per share data)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	(unaudited)		(unaudited)
	2007	2006	2007	2006
Net revenue	$19,858	$36,779	$65,202	$87,791
Cost of goods sold	7,490	12,256	25,787	28,605

Gross profit	12,368	24,523	39,415	59,186
Operating expenses
Selling, general and administrative	8,212	8,014	24,294	21,259
Research and development	2,353	2,088	6,715	6,555

Operating income	1,803	14,421	8,406	31,372
Interest expense	94	71	345	3,481
Other (income) and expense
Income from marketable securities	(1,091)	(615)	(3,559)	(1,097)
Investment impairments	—	—	—	24
Increase in value of warrants	—	—	—	5,466
Other (income) expense, net	—	33	(8)	21

Income before taxes	2,800	14,932	11,628	23,477
Provision for income taxes	792	5,260	3,915	10,158

Net income	$2,008	$9,672	$7,713	$13,319

Net income per share, basic	$0.09	$0.47	$0.34	$0.16

Net income per share, diluted	$0.09	$0.46	$0.33	$0.09

Weighted average shares outstanding, basic	22,957,154	20,651,934	22,895,597	11,782,483

Weighted average shares outstanding, diluted	23,170,193	20,937,003	23,123,810	16,973,554

Income available to common stockholders:
Net income	$2,008	$9,672	$7,713	$13,319
Retained earnings adjustment for redemption of redeemable preferred stock	—	—	—	(11,430)

Income available to common stockholders	$2,008	$9,672	$7,713	$1,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

EAGLE TEST SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	June 30,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income	$7,713	$13,319

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,624	2,253
Investment impairments	—	24
Gain on sale of property and equipment	(9)	—
Accretion of discount and redemption premium on long-term debt	—	1,752
Increase in value of warrants	—	5,466
Non cash compensation related to stock options	380	285
Excess tax benefits from stock based compensation	(395)	—
Deferred income taxes	(1,237)	(2,705)
Changes in operating assets and liabilities:
Accounts receivable	3,420	(10,695)
Inventories	2,992	(4,894)
Prepaid expenses and other current assets	407	(1,328)
Other assets	132	(239)
Accounts payable	(2,016)	6,378
Deferred revenue	(7,352)	5,187
Accrued compensation and related liabilities	(2,473)	1,311
Accrued income taxes	(31)	3,237
Other accrued expenses	(296)	(9)
Other liabilities	31	35

Net cash provided by operating activities	3,890	19,377
Cash flows from investing activities:
Net purchases of marketable securities	(76,990)	(13,000)
Sale of property and equipment	9	—
Capital expenditures	(2,230)	(1,840)

Net cash used in investing activities	(79,211)	(14,840)
Cash flows from financing activities:
Payments of long-term debt	—	(30,595)
Payments of capital lease obligations	(178)	(184)
Redemption of redeemable preferred stock	—	(32,500)
Proceeds from issuance of common stock, net of issuance costs	34,836	86,680
Excess tax benefits from stock based compensation	395	—

Net cash provided by financing activities	35,053	23,401

Net increase (decrease) in cash and cash equivalents	(40,268)	27,938
Cash and cash equivalents at beginning of period	51,071	9,976

Cash and cash equivalents at end of period	$10,803	$37,914

Supplemental disclosure:
Transfer of equipment from fixed assets to inventory	$505	$—
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
Stock Options
     The Company records compensation expense using the fair value of options granted over the vesting service period on a straight-line basis including those options that are subject to graded vesting. Under Statement of Financial Accounting Standard (SFAS) No. 123R, the Company uses the Black Scholes Option Pricing Model to determine the fair value of the options granted. This model uses such factors as the market price of the underlying shares at date of issuance, exercise price of the option, the expected term of the option, which is approximately six years, utilizing the simplified method as set forth in Staff Accounting Bulletin (SAB) No. 107, a risk free interest rate range of approximately 4.5% to 4.9%, and an expected volatility rate range of approximately 54% to 65%, based upon a peer group of companies given limited historical data for the Company’s own stock. The resulting fair value of $3,204 for options granted thus far in fiscal 2007 will be amortized to expense as vesting occurs, which is over approximately five years. Expense recognized under SFAS 123R for the three months ended June 30, 2007 and 2006 was $202 ($169 net of taxes), or $0.01 per basic and diluted share, and $104 ($101 net of taxes), or $0.00 per basic and diluted share, respectively. Expense recognized under SFAS 123R for the nine months ended June 30, 2007 and 2006 was $380 ($323 net of taxes), or $0.01 per basic and diluted share, and $285 ($247 net of taxes), or $0.02 per basic and $0.01 per diluted share, respectively.

EAGLE TEST SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
3.	Inventories

Inventories consist of the following:

	June 30,	September 30,
	2007	2006
Raw materials	$6,929	$7,185
Work-in-process	4,190	6,741
Finished goods	8,597	6,086
Inventory at customers under purchase orders	175	2,366

	$19,891	$22,378

     The Company’s policy is to establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for products or market conditions. The Company regularly evaluates the ability to realize the value of its inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end-of-life dates, estimated current and future market value and new product introductions. Purchasing and alternative usage options are also explored to mitigate obsolete inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. Inventory of $19,891 is stated net of inventory reserves of $10,849 as of June 30, 2007. Inventory of $22,378 is stated net of inventory reserves of $9,088 as of September 30, 2006. If actual demand for products deteriorates or market conditions are less favorable than those the Company projects, additional inventory reserves may be required.
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
Long-term Debt
     In connection with the completion of the Company’s initial public offering on March 14, 2006, the 12% Senior Subordinated Convertible Notes held by investment funds managed by TA Associates (collectively, the Investors) were converted into $29,995 in 12% Senior Subordinated Notes and 525,040 of $0.01 common stock warrants. The common stock warrants were exercised by the Investors. The Senior Subordinated Notes were repurchased from the Investors with a portion of the proceeds from the initial public offering for $29,995, along with the payment of a 2% early redemption premium of $600. The unamortized debt discount of $1,033 from the original issue of the 12% Senior Subordinated Convertible Notes was charged to interest expense in March 2006 in connection with recording the note conversion and redemption. Interest expense related to the Senior Subordinated Convertible Notes was $0 and $1,753 for the three and nine months ended June 30, 2006, respectively.
Warrants
     Prior to the exercise of the common stock warrants in connection with the initial public offering, the warrants enabled the Investors to put the warrants to the Company at fair value at any time after September 30, 2008. The warrants were thereby considered liability instruments and recorded at fair value based upon independent valuations. The change in the value of the warrants was an increase of $0 and $5,466 for the three and nine months ended June 30, 2006 and the change in the fair value was recorded in the income statement as other expense. The warrants were exercised by the Investors on March 14, 2006 in connection with the Company’s initial public offering and the carrying value of $8,133 was reclassified to stockholders’ equity.

EAGLE TEST SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
5. Net Income Per Share
     Basic net income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per common share reflects the maximum dilution that would have resulted from the assumed exercise of Series A Convertible Preferred Stock, warrants, and stock options, as applicable, and is computed by dividing net income available to common stockholders by the weighted-average number of common shares and all dilutive securities outstanding unless the computation is anti-dilutive. The Series A Convertible Preferred Stock was converted and the Redeemable Preferred Stock was redeemed in connection with the Company’s initial public offering on March 14, 2006.
     A reconciliation between basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30
	2007	2006	2007	2006
Net income	$2,008	$9,672	$7,713	$13,319
Basic EPS:
Adjustments to income:
Retained earnings adjustment for conversion of redeemable preferred stock *	—	—	—	(11,430)

Income available to common stockholders	2,008	9,672	7,713	1,889

Weighted-average common shares outstanding	22,957,154	20,651,934	22,895,597	11,782,483
Basic net income per common share	$0.09	$0.47	$0.34	$0.16

Diluted EPS:
Adjustment to income:
Dividend on redeemable preferred stock-as converted	$—	$—	$—	$(406)

Income available to common stockholders	$2,008	$9,672	$7,713	$1,483
Weighted-average common shares outstanding	22,957,154	20,651,934	22,895,597	11,782,483
Plus impact of convertible preferred stock and warrants and stock options, as applicable	213,039	285,069	228,213	5,191,071

Diluted common shares	23,170,193	20,937,003	23,123,810	16,973,554

Diluted income per common share	$0.09	$0.46	$0.33	$0.09

*	The difference between the fair market value of the Redeemable Preferred Stock at date of issue of $21,070 and the redemption price of $32,500 was charged to retained earnings. This adjustment is used to reduce net income to arrive at income available to common stockholders for purposes of calculating earnings per common share in accordance with Emerging Issues Task Force Topic D-42-“The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”.

EAGLE TEST SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
6. Income Taxes
     The Company accounts for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. The Company’s effective tax rate will vary to the extent items used to derive book income are not deductible for income tax purposes. The Company’s income tax expense was $792 for a 28.3% effective tax rate, and $3,915 for a 33.7% effective tax rate, for the three and nine months ended June 30, 2007, respectively. The primary reason for the difference in the effective tax rates for these periods is the increase in tax exempt investment income relative to total taxable income during the three months ended June 30, 2007. The Company’s income tax expense was $5,260 for a 35.2% effective tax rate, and $10,158 for a 43.3% effective tax rate, for the three and nine months ended June 30, 2006, respectively. The primary reason for the difference in the effective tax rates for these periods is due to the increase in value of warrants of $0 and $5,466 in the three and nine months ended June 30, 2006, which is not tax deductible. Since the warrants were exercised by the Investors on March 14, 2006 in connection with the Company’s initial public offering, there was no warrant charge in the three and nine months ended June 30, 2007.
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
     The following table shows the details of the product warranty accrual:
Product Warranty Activity

	Nine Months Ended
	June 30,
	2007	2006
Balance at beginning of period	$1,068	$563
Warranty expenditures	(1,725)	(727)
Provisions for warranty	1,720	987

Balance at end of period	$1,063	$823

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
     Our business and operating results depend significantly on the level of capital expenditures by companies in the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of over-supply and under-supply, which has resulted in wide fluctuations in demand for our products and services. These demand fluctuations have resulted in significant variations in our revenue, expenses and results of operations. For example, our net revenue in the three months ended June 30, 2007 was $19.9 million, compared to $36.9 million in the three months ended September 30, 2006. Fluctuations are likely to continue in future periods.
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
     Historically, a significant portion of our revenue in each quarter and year has been derived from sales to relatively few customers. While we seek to expand and diversify our customer base, we expect our revenue to continue to be derived from a small number of customers. In the three months ended June 30, 2007, sales to Texas Instruments Incorporated and ON Semiconductor Corporation accounted for 29.3% and 14.1% of our net revenue, respectively, and sales to our five largest customers accounted for an aggregate of 62.2% of our net revenue. In the three months ended June 30, 2006, sales to Texas Instruments Incorporated and Intersil Corporation accounted for 55.0% and 10.4% of our net revenue, respectively, and sales to our five largest customers accounted for an aggregate of 82.4% of our net revenue.
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
     Stock-Based Compensation. We expense stock options based upon the fair market value on the date of grant. We are amortizing the fair market value of options granted over the vesting service period of the options. Expense recognized for the three and nine months ended June 30, 2007 was $202,000 and $380,000, respectively. Expense recognized for the three and nine months ended June 30, 2006 was $104,000 and $285,000, respectively.
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
Results of Operations
     The following sets forth certain operating data as a percentage of net revenue for the periods presented:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	37.7	33.3	39.5	32.6

Gross profit	62.3	66.7	60.5	67.4
Operating expenses
Selling, general and administrative	41.3	21.8	37.3	24.2
Research and development	11.9	5.7	10.3	7.5

Operating income	9.1	39.2	12.9	35.7
Interest expense	0.5	0.2	0.5	4.0
Income from marketable securities	(5.5)	(1.6)	(5.4)	(1.2)
Increase in value of warrants	—	—	—	6.2

Income before taxes	14.1	40.6	17.8	26.7
Provision for income taxes	4.0	14.3	6.0	11.5

Net income	10.1%	26.3%	11.8%	15.2%

     The following sets forth our net revenue breakdown by geographic region, in thousands and as a percentage of net revenue, during the periods presented. Substantially all of our revenue to date has been denominated in United States dollars.

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
United States	$3,829	19.3%	$14,642	39.8%	$26,438	40.5%	$27,219	31.0%
Malaysia	2,712	13.7	13,490	36.7	10,616	16.3	34,736	39.6
Philippines	3,260	16.4	*	*	*	*	*	*
Thailand	2,399	12.1	*	*	*	*	*	*
Other	7,658	38.5	8,647	23.5	28,148	43.2	25,836	29.4

Total	$19,858	100.0%	$36,779	100.0%	$65,202	100.0%	$87,791	100.0%

*	Less than 10% of total revenues

     The following customers accounted for 10% or more of our net revenue in one or more of the periods presented:

	Three Months			Nine Months
	Ended			Ended
	June 30,			June 30,
	2007		2006	2007		2006
Intersil Corporation	*	%	10.4%	*	%	*	%
National Semiconductor Corporation	*		*	*		10.2
ON Semiconductor Corporation	14.1		*	10.5		*
Texas Instruments Incorporated	29.3		55.0	30.5		51.4

*	Less than 10%.
     Comparison of Three and Nine Months Ended June 30, 2007 and 2006
     Net Revenue. Net revenue decreased to $19.9 million in the three months ended June 30, 2007, a decrease of $16.9 million or 46.0% over the comparable period in the preceding year. This decrease was primarily due to a $14.4 million decrease in test system sales to one of our largest customers.
     Net revenue decreased to $65.2 million in the nine months ended June 30, 2007, a decrease of $22.6 million or 25.7% over the comparable period in the preceding year. This decrease was primarily due to a $25.2 million decrease in test system sales to one of our largest customers, offset in part by a general increase in tester shipments to other semiconductor manufacturers who use our automated test equipment.
     Gross Profit. Gross profit was $12.4 million, or 62.3% of net revenue, in the three months ended June 30, 2007 and $24.5 million, or 66.7% of net revenue, in the same period in the prior fiscal year. The decrease in gross profit as a percentage of net revenue was primarily due to decreased sales and lower utilization of overhead costs and manufacturing personnel due to lower volume production as compared to the comparable period in the preceding year.
     For the nine months ended June 30, 2007, gross profit was $39.4 million, or 60.5% of net revenue as compared to $59.2 million or 67.4% of net revenue in the same period in the prior fiscal year. The decrease in gross profit as a percentage of net revenue was primarily due to decreased sales and lower utilization of overhead costs and manufacturing personnel due to lower volume production as compared to the comparable period in the preceding year. Additionally, the decrease in gross profit as a percentage of net revenue was also impacted by an increase in inventory reserves of $0.6 million in the current period as compared to a net reversal of $0.5 million of reserves in the same period in the prior fiscal year. The reversal of inventory reserves in fiscal 2006 was due to usage during this period of inventory previously reserved for as a result of lower visibility of demand for our products.
     Selling, General and Administrative. SG&A expenses were $8.2 million, or 41.3% of net revenue, in the three months ended June 30, 2007, and $8.0 million, or 21.8% of net revenue, in the same period in the prior fiscal year, an increase of $0.2 million. The increase in SG&A expenses in the current quarter compared to the same period in the prior year was primarily due to $0.9 million in increased personnel cost related to sales and application engineers hired during the past year to support new customer initiatives, both domestically and internationally and $0.4 million in increased warranty cost associated with support of newer generation product for updates to enhance performance, offset in part by a $1.0 million decrease in commission and incentive compensation accruals as a result of decreased system sales and operating performance.
     For the nine months ended June 30, 2007, SG&A expenses were $24.3 million, or 37.3% of net revenue, and $21.3 million, or 24.2% of net revenue, in the same period in the prior fiscal year, an increase of $3.0 million. The increase was primarily due to $2.3 million in increased personnel costs related to sales and application engineers hired during the past year to support new customer initiatives, both domestically and internationally, $0.6 million in expenses recorded in connection with defense and settlement of employment claims, $0.8 million of additional expenses related to operating as a public company and $0.8 million in increased warranty cost associated with support of newer generation product for updates to enhance performance. These increases were offset in part by a $1.6 million decrease in commission and incentive compensation accruals as a result of decreased system sales and operating performance.
     Research and Development. R&D expenses were $2.4 million, or 11.9% of net revenue, in the three months ended June 30, 2007, and $2.1 million, or 5.7% of net revenue, in the same period in the prior fiscal year, an increase of $0.3 million. The increase in R&D expenses in the current quarter compared to the same period in the prior year was primarily due to a $0.2 million increase in materials used in the product development process, resulting primarily from the timing of prototype expenditures.
     For the nine months ended June 30, 2007, R&D expenses were $6.7 million, or 10.3% of net revenue, and $6.6 million, or 7.5% of net revenue, in the same period in the prior fiscal year, an increase of $0.1 million. The increase in R&D expenses was primarily due to a $0.4 million increase in additional personnel and related facility costs for headcount, offset in part by a $0.3 million decrease in materials used in the product development process, resulting primarily from the timing of prototype expenditures.

     Interest Expense. Interest expense was $0.1 million for the three months ended June 30, 2007 and 2006. Interest expense for these periods was primarily related to interest due on amended income tax returns.
     Interest expense was $0.3 million and $3.5 million for the nine months ended June 30, 2007 and 2006, respectively. The decrease in interest expense was related to the repurchase and retirement of the senior convertible notes with the proceeds of our initial public offering on March 14, 2006.
     Income from Marketable Securities. Income from marketable securities increased to $1.1 million for the three months ended June 30, 2007, compared to $0.6 million for the same period in the prior fiscal year, primarily due to having more cash available for investment after completion of our additional public offering closed on October 3, 2006.
     Income from marketable securities increased to $3.6 million for the nine months ended June 30, 2007, compared to $1.1 million for the same period in the prior fiscal year, due to having more cash available for investment after completion of our initial public offering in the March 2006 quarter, and our additional public offering closed on October 3, 2006.
     Increase in Value of Warrants. The warrant valuation adjustment was due to the change in the fair market value of the common stock warrants because under certain circumstances we could have been required to purchase these after September 30, 2008 at fair market value. These warrants were exercised and redeemed at the time of completion of our initial public offering in the March 2006 quarter. Since the warrants are no longer outstanding, there will be no further charges for changes in the value of this instrument in future periods.
     Provision for Income Taxes. Our income tax expense was $0.8 million, a 28.3% effective tax rate, in the three months ended June 30, 2007 and $5.3 million, a 35.2% effective tax rate, in the same period in the prior fiscal year. The primary reason for the difference in the effective tax rates for these periods is the increase in tax exempt investment income relative to total taxable income during the three months ended June 30, 2007.
     Income tax expense was $3.9 million and $10.2 million, and the effective tax rate was 33.7% and 43.3%, in the nine months ended June 30, 2007 and 2006, respectively. The primary reason for the difference in the effective tax rates for these periods is due to the increase in value of warrants of $5,466 in the nine months ended June 30, 2006, which is not tax deductible. Since the warrants were exercised on March 14, 2006 in connection with the Company’s initial public offering, there was no warrant charge in the nine months ended June 30, 2007.

Liquidity and Capital Resources
     Since our inception and prior to our initial public offering, which closed on March 14, 2006, we had financed our operations primarily through cash generated from operations. On October 3, 2006, we closed an additional public offering to sell 2,000,000 shares of common stock, generating net proceeds of $30.6 million. Since the shares were sold on September 27, 2006, the transaction was included in stockholders’ equity and the gross proceeds of $31.2 million were recorded as a receivable from sale of common stock as of September 30, 2006. On October 11, 2006, the underwriters exercised their option to purchase an additional 200,000 shares, generating net proceeds of $3.1 million
     Our balance in cash, cash equivalents and marketable securities increased from $75.9 million as of September 30, 2006 to $112.7 million as of June 30, 2007. Operating activities during the nine months ended June 30, 2007 provided cash of $3.9 million, due to income of $7.7 million resulting primarily from sales of test systems, depreciation expense of $2.6 million that did not require cash and $3.0 million from a decrease in inventory due to improved management of inventory requirements. These increases in working capital were offset in part by a change in deferred taxes of $1.2 million primarily due to an Internal Revenue Service review of a deferred revenue tax method change, a decrease in accounts receivable (net of deferred revenue) of $3.9 million due to a decrease in sales activity, a decrease in accounts payable of $2.0 million due to lower operating levels and a $2.5 million decrease in accrued compensation from the payment of incentive compensation related to our fiscal year 2006 operating performance. Financing activities generated cash of $35.1 million primarily from our public offering closed in October 2006.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of June 30, 2007, most of our investments represent investment-grade securities focused on preservation of principal, with interest rates that are reset every 7 to 28 days, and have a put option to convert to cash within 2 to 5 days.
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
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we may be a party to various claims, suits and complaints. Currently, there are no such claims, suits or complaints that, in our opinion, would have a material adverse effect on our business, results of operations and financial condition.
Item 1A. Risk Factors
     Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	On March 8, 2006, our registration statement on Form S-1 (Registration No. 333-130521) was declared effective for our initial public offering, pursuant to which we offered and sold 6,130,000 shares of common stock and received net proceeds of approximately $88.7 million. We used these proceeds to repurchase all of our senior subordinated notes and to redeem all outstanding shares of our redeemable preferred stock, and to pay offering related expenses. As of June 30, 2007, we retained approximately $23.6 million of these net proceeds, none of which were used during the three-month period ended June 30, 2007. We intend to use the remaining $23.6 million of the net proceeds from our initial public offering for general corporate purposes, including working capital and possible acquisitions and investments. We currently have no agreements or commitments with respect to any acquisitions or investments and we do not currently have any acquisitions or investments planned. Pending specific application of our net proceeds, we plan to invest our net proceeds in government securities and other short-term, investment-grade, marketable securities.

(c)	Not applicable

Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
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

EAGLE TEST SYSTEMS, INC.
Date: August 02, 2007	By:	/s/ Leonard A. Foxman
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