Form 10-K
period 2007-09-30
Eagle Test Systems, Inc.
filed 2007-12-06
CIK 1290096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
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

Large Accelerated Filer ☐          Accelerated Filer ☑          Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $206.5 million (based on the closing price for the registrant’s common stock on the Nasdaq Global Market of $16.64 per share).

At November 30, 2007, 22,974,177 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2007. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We were founded and began providing test solutions in 1976. Since October 1, 2003, we have delivered over 900 test systems to more than 70 customers worldwide including Allegro MicroSystems, Inc., Carsem Sdn. Bhd, Fairchild Semiconductor International, Inc., Infineon Technologies, Intersil Corporation, National Semiconductor Corporation, ON Semiconductor Corporation, STMicroelectronics N.V., Texas Instruments Incorporated and UTAC Thai Ltd. Our global headquarters and manufacturing facility is located in Buffalo Grove, Illinois which opened in January 2005. We operate sales, services and engineering support facilities in the United States through regional offices and globally through our offices in Korea, Singapore, Taiwan, Italy, Germany, China, Malaysia and the Philippines. We completed our initial public offering on March 14, 2006.

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

In analyzing total cost-of-test, semiconductor manufacturers focus on the initial ATE purchase price, equipment throughput, the range of products that can be effectively tested, costs associated with test application development, ability to upgrade, on-going maintenance and training requirements, and the need for ancillary equipment and floor space. Reducing the total cost-of-test is an important consideration for all device manufacturers, but is of particular significance to vendors of high-volume, low-cost devices for whom overall manufacturing cost is a critical factor in the ability to compete profitably. Significant challenges for device manufacturers in achieving lower overall cost-of-test include:

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

								Data
					Index			Conversion
	Analog	Digital	RF	Multi-Site	Parallel	Power	RF and	and Video		Complex	Precision
Test Systems	Channels	Pins	Ports	Capability	Capability	Management	Wireless	Processing	Automotive	Mixed-Signal	Linear	Discretes

ETS-600	480	256	32	64		✓	✓	✓	✓	✓	✓
ETS-364	240	128	16	64		✓	✓	✓	✓	✓	✓
ETS-300	240	32	—	32		✓			✓		✓
ETS-200	120	16	—	16		✓			✓		✓
ETS-200T	48	—	—	16								✓
ETS-200T-FT	48	—	—	16	✓							✓

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

ETS-200T-FT.  A new product offering for 2007, the ETS-200T-FT provides capability for testing packaged power FET and IGBT devices at final test. This product is designed for use with rotary and other sequential device handlers, where a full suite of tests is performed incrementally as devices are contacted multiple times throughout the handling process. The product leverages existing ETS-200T technology, and also requires some additional specialized hardware and software to provide a robust product offering. This new product allows us to address the discrete final test market, which represents a new business opportunity.

New Instrumentation.  A number of new test instruments (known as resources) were introduced in the last 12 months that expand and enhance the capabilities of our existing test platforms and broaden the markets we serve. The new resources introduced are:

•	HPU-100 (100 Amp High Power Unit), a third generation SmartPin resource that includes our patented pattern-based range changing technology. This resource provides the ability to rapidly force and measure a sequence of voltages and currents to facilitate high-speed production testing. The HPU-100 is unique in that it can deliver current pulses up to 100 Amps that are needed to effectively address discrete and automotive device testing.

•	QHSU (Quad High-Speed Signal Unit), a four channel signal analyzer that can simultaneously generate and measure four high-speed analog waveforms. This resource is valuable for testing various video frequency devices such as amplifiers and filters. It offers an on-board digital signal processor (DSP) with a robust math library for performing complex high-speed calculations. The QHSU expands the number of applications that we can address with the ETS-364/600 test platform.

•	QPLU (Quad Precision Linearity Unit), a highly specialized resource designed for testing precision analog to digital converters (ADCs) and precision digital to analog converters (DACs). This new resource allows us to address the challenges associated with testing precision converters.

•	We also developed a new Rapid Dither algorithm (patent pending) for rapid calculation of measurement errors generated by testing of ADCs in a production environment, for use in conjunction with the new QPLU hardware.

Each of these new products expands the range of devices and markets that can be addressed by our platforms. Consistent with our core product development strategy, these resources are modular “plug-in” units capable of operating within our existing test platforms, making it possible for existing and future customers to immediately take advantage of their important features with incremental capital expense.

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

We offer software licenses and maintenance contracts for the Eagle Vision software environment, the core operating software for our test systems. Additional licenses are also available for use with off-line programming stations as well that allow customers to develop and optimize (de-bug) programs without taking a test system out of production. Software updates and enhancements are available for the first 12 months after the purchase of a system under standard warranties. Under our software maintenance contracts, customers continue to receive updates for both on-line and off-line licenses.

We continue to provide additional value to our customers through our Eagle Vision software updates. We provide two major software enhancement releases each year. The software release process allows us to provide customers with substantial new capabilities each year. We concentrate on providing new tools and features that reduce the amount of time required to develop new tests on the test system. These changes enhance the effectiveness of both customer employed test engineers and our own test engineers, and decreases the time required to introduce new device test routines and increases the number of devices that can be tested in production.

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

Floating Resources.  Our test platform architecture provides electrical separation between disparate test sites on the same piece of test equipment by eliminating the need for our test instrumentation resources to access power or move signals across a common electrical pathway. Because our floating resources have independent ground connections, interference normally associated with a common ground pathway is minimized, allowing each device’s results to remain isolated from the results of other adjacent sites. This leads to better test accuracies and fewer devices failing due to device-to-device errors and is particularly important in analog test environments where common grounding noise may be as large as the signal a device manufacturer may be trying to measure or source.

Sales and Marketing

With the exception of the United Kingdom and Japan, we market and sell our products exclusively through our direct sales organization, which consists of sales professionals, application engineers (technical sales support) and technical marketing personnel. In the United Kingdom, we utilize a combination of direct sales representatives and distributors while in Japan we use direct distributors. Our account managers oversee and manage our worldwide sales activity. As of September 30, 2007, we had 97 people in sales, marketing and applications engineering, including 22 direct sales representatives, who provide account management and sales administration. Because we focus on the development of long-term relationships with major customers, the majority of our sales and technical sales support personnel is located in close proximity to key customer sites. For foreign customers, this support is typically provided through one of our foreign subsidiaries. As of September 30, 2007 we had 66 foreign personnel providing sales, service and applications support to our foreign customers.

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

Customers

We target analog, mixed-signal and RF semiconductor manufacturers and related companies that serve a broad range of market segments. Since October 1, 2003, we have delivered over 900 test systems to more than 70 customers. Our customers include many of the world’s leading semiconductor manufacturers, IDMs, fabless design companies, and assembly and test subcontractors. Companies that use our systems include:

Agape Packaging Mfg. Co. Ltd.	Hewlett-Packard Company	National Semiconductor Corporation
Allegro MicroSystems, Inc.	Infineon Technologies AG	O2MICRO, Inc.
AMI Semiconductor, Inc.	International Rectifier Corporation	ON Semiconductor Corporation
Carsem Sdn. Bhd	Intersil Corporation	PDF Solutions, Inc.
Delphi Delco Electronics Corporation	Jiangsu Changjiang Electronics Technology Co., Ltd.	STATS ChipPAC Ltd.
EM Microelectronic-Marin SA	Linear Technology Corporation	STMicroelectronics N.V.
Exar Corporation	Microchip Technology Incorporated	Texas Instruments Incorporated
Fairchild Semiconductor International, Inc.	Microsemi Integrated Products	Unitive Electronics, Inc.
Guidant Corporation	Myson Century Inc.	UTAC Thai Ltd.

Our customers have historically been semiconductor device manufacturers, but our customer base has expanded to include assembly and test subcontractors, such as STATS ChipPAC Ltd. and Carsem Sdn. Bhd. Semiconductor manufacturers and fabless semiconductor companies utilize these subcontractors to provide incremental capacity and to lower their fixed production costs.

For the fiscal years ended September 30, 2007, 2006 and 2005, sales to Texas Instruments Incorporated accounted for 30.7%, 52.9% and 44.3% of our net revenue, respectively. This customer is the only customer who has accounted for 10% or more of our net revenue during these periods. We expect that a small number of customers will continue to represent a significant portion of our net revenue for the foreseeable future. Sales to customers in the United States accounted for approximately 35.2%, 30.6% and 46.2% of net revenue for the years ended September 30, 2007, 2006 and 2005, respectively. Sales to customers in Malaysia accounted for approximately 17.6%, 38.8% and 21.4% of net revenue for the fiscal years ended September 30, 2007, 2006 and 2005, respectively. Sales to customers in other locations accounted for approximately 47.2%, 30.6% and 32.4% of net revenue for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

Manufacturing and Assembly

Our test platforms consist of standard products that we custom configure based on each customer’s specific needs. A large portion of our subassembly manufacturing is outsourced to contract manufacturers for printed circuit board fabrication, automated assembly and the supply of machine parts. Our major contract manufacturers include Millennium Electronics, Inc., Plexus Corporation and Universal Electronics, Inc., all of which manufacture our printed circuit board assemblies, including surface mount and through-hole technologies, and Sentral Assemblies & Components, which manufactures our cable assemblies and power supplies. We contract with these manufacturers on an individual purchase order basis and do not have long term contracts with them. We believe this selected outsourcing strategy provides us with the flexibility to respond more rapidly to changes in industry conditions or demand for our test systems. We perform mechanical assembly, subassembly testing operations and final systems integration at our Illinois manufacturing facility in order to ensure quality. We focus on quality assurance by monitoring the various stages of the manufacturing process to identify areas for improvement and manage potential manufacturing issues.

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

Research and Development

Our continued commitment to research and development and the timely introduction of new products, features and upgrades are integral to maintaining our competitive position. Our research and development efforts seek to address new opportunities and demands within our customer base. Our efforts are focused on the design of test systems that lower the overall cost-of-test for semiconductor companies. We concentrate on advancements in electrical performance, software tools, parallel test efficiency and test system resource density. We also focus on the design of modular hardware for rapid implementation of new features and a uniform software platform for operating compatibility across our entire line of test systems. This strategy reduces our overall product development cycles and development costs and maximizes our research and development resources. Our research and development activities are directed by individuals with significant expertise and industry experience. As of September 30, 2007, we had 67 employees dedicated to research and development.

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

Our historical research and development expenditures for the fiscal years ended September 30, 2007, 2006 and 2005 were $9.1 million, $8.9 million and $7.9 million, respectively, representing 10.6%, 7.2% and 12.4% of net revenue in each of the respective fiscal years.

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

Intellectual Property

Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We own two U.S. patents. These patents will expire in approximately 15 years. While these patents are important and relate to some of our distinct technology, we have relied primarily on our trade secrets and copyright protection as well as confidentiality provisions to protect our intellectual property.

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

Employees

As of September 30, 2007, we had 351 full time employees. Of our total employees, 67 were dedicated to research and development and 97 were dedicated to sales, marketing and applications. None of our employees located in the United States is represented by a union. Our employees in Europe are represented by workers’ councils. We believe our relationships with our employees are good.

Backlog

Our backlog, calculated on the basis of unfilled purchase orders with a firm delivery date for all products and services, was $24.3 million at September 30, 2007, compared with $13.2 million at September 30, 2006. Since customers may cancel or delay their orders with little regard for potential penalties, and since new order volume may decrease very rapidly, our backlog at any particular date is not necessarily indicative of our future backlog or actual sales that may be generated for any succeeding period. In the past, our test systems have generally shipped within six to eight weeks from the time we receive a customer’s purchase order, and we expect at least 85% of our backlog as of September 30, 2007 to ship prior to the end of December 2007. Any change in our manufacturing capacity and the time it takes to ship our products will affect our level of backlog. Historically, our backlog levels have also fluctuated based on our customers’ ordering patterns and their inability to predict order trends in the semiconductor industry with any certainty.

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

We are subject to the internal control evaluation and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm, or Firm, is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of each fiscal year. We successfully completed our assessment and obtained our Firm’s report as to the effectiveness of our internal control over financial reporting as of September 30, 2007. In future years, if we fail to timely complete this assessment, or if we cannot obtain our Firm’s report as to the effectiveness of our internal control over financial reporting, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

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

Compliance with current and future environmental regulations may be costly and disruptive to our operations.

On January 27, 2003, the European Union adopted the following directives: (i) the directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or the RoHS Directive, and (ii) the directive on Waste Electrical and Electronic Equipment, or the WEEE Directive. The WEEE Directive became effective August 13, 2005 and the RoHS Directive became effective on July 6, 2006. Both the RoHS Directive and the WEEE Directive alter the form and manner in which electronic equipment is imported, sold and handled in the European Union. Other jurisdictions, such as China, have followed the European Union’s lead in enacting legislation with respect to hazardous substances and waste removal. Pursuant to present regulations, we are actively assessing and monitoring our operations to ensure we are adhering to the various standards of the applicable geographic regions in which we do business in order to determine whether any remediation or corrective action plans are required. Ensuring compliance with the RoHS Directive, the WEEE Directive and similar legislation in other jurisdictions, and integrating compliance activities with our suppliers and customers could result in additional costs and disruption to operations and logistics and thus, could have a negative impact on our business, operations and financial condition.

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

In particular, the economies of Asia have been highly volatile in the past, resulting in significant fluctuations in local currencies and other instabilities. In recent years, many countries in Asia have experienced weakness in their currency, banking and equity markets. These instabilities may recur and be more pronounced in the future. Our exposure to the business risks presented by the economies of Asia will increase to the extent that we and our customers continue to expand operations in that region. Any instability in Malaysia or elsewhere in the Asia Pacific region could delay customer acceptance of our products or prevent us from installing or servicing our products sold in the affected region.

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

There has only been a public market for our common stock since the completion of our initial public offering in March 2006. The trading market in our common stock may be volatile. For the quarterly period ended September 30, 2007, the average daily trading volume of our common stock on the Nasdaq Global Market has been less than 152,000 shares. The market prices of the securities of newly public companies have been volatile, and have been known to decline rapidly. Broad market and industry conditions and trends may cause fluctuations in the market price of our common stock, regardless of our actual operating performance.

Our directors and certain significant stockholders exercise significant control over Eagle Test.

Our directors, and significant stockholders and their affiliates, including TA Associates, collectively control approximately 40.1% of our outstanding common stock. Investment funds affiliated with TA Associates hold an aggregate of 26.8% of our outstanding common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of Eagle Test and might affect the market price of our common stock.

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

We also lease additional offices in Santa Clara, California; Tempe and Tucson, Arizona; Bedford, New Hampshire; Dallas, Texas; Singapore; Gyeonggi-Do, Korea; Hsinchu City, Taiwan; Munich, Germany; Basiano and Catania, Italy; Melaka and Penang, Malaysia; Alabang, The Philippines; and Suzhou, China. We perform various activities, including sales, customer service, training, research and development and applications engineering in some or all of these offices. We do not anticipate significant difficulty in obtaining lease renewals or alternate space as needed, although obtaining renewals or alternate space on acceptable terms cannot be assured. We also, in addition, own a residence in Vernon Hills, Illinois principally used for travel purposes by out-of-town employees.

Item 3.	Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. Currently, there are no such claims, suits or complaints that, in our opinion, would have a material adverse effect on our business, results of operations and financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders through a solicitation of proxies or otherwise during the quarterly period ended September 30, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Performance Graph

The following performance graph compares the Company’s cumulative 19-month total shareholder return on common stock since its initial public offering on March 9, 2006 with the cumulative total returns of the Dow Jones Wilshire 5000 index and the DJ Wilshire Semiconductors index. The comparison assumes the investment of $100 on March 9, 2006 in the Company’s Common Stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

COMPARISON OF 19 MONTH CUMULATIVE TOTAL RETURN*
Among Eagle Test Systems, Inc, The Dow Jones Wilshire 5000 Index
And The DJ Wilshire Semiconductors Index

*	$100 invested on 3/9/06 in stock or index-including reinvestment of dividends.
Fiscal year ending September 30.

	3/06	3/06	6/06	9/06	12/06	3/07	6/07	9/07
Eagle Test Systems, Inc	100.00	99.35	90.45	106.58	94.06	107.35	103.61	82.71
Dow Jones Wilshire 5000	100.00	102.72	100.76	105.10	112.79	114.47	121.32	123.05
DJ Wilshire Semiconductors	100.00	101.63	91.95	96.31	96.48	95.49	108.71	113.05

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Market Information

Our common stock is listed and has been traded on the Nasdaq Global Market under the symbol “EGLT” since our initial public offering on March 8, 2006. Prior to that time there was no public market for our common stock. The following table sets forth the high and low closing prices of our common stock, as reported by the Nasdaq Global Market, for each of the periods listed.

	High	Low

2006
Second Quarter (commencing March 8, 2006)	$15.50	$13.88
Third Quarter	$17.77	$14.00
Fourth Quarter	$19.47	$12.33
2007
First Quarter	$18.64	$14.45
Second Quarter	$18.00	$13.80
Third Quarter	$17.89	$15.13
Fourth Quarter	$16.44	$11.69
2008
First Quarter (through November 30, 2007)	$13.99	$10.87

Holders

As of November 30, 2007, there were 14 holders of record of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of September 30, 2007.

Number of Securities
Remaining Available for
	Number of Securities	Weighted Average	Future Issuance under
	to be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	900,647	$12.10	2,173,500	(2)
Equity compensation plans not approved by security holders(3)	—	—	—

Total	900,647	$12.10	2,173,500

(1)	Includes our 2003 Stock Option and Grant Plan and our 2006 Stock Option and Incentive Plan.

(2)	Includes shares remaining available for future issuance under our 2006 Stock Option and Incentive Plan.

(3)	There are no equity compensation plans in place not approved by shareholders.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fiscal year ended September 30, 2007.

Use of Proceeds from Registered Securities

On March 8, 2006, our registration statement on Form S-1 (Registration No. 333-130521) was declared effective for our initial public offering, pursuant to which we offered and sold 6,130,000 shares of common stock and received net proceeds of approximately $88.7 million. We used these proceeds to repurchase all of our senior subordinated notes and to redeem all outstanding shares of our redeemable preferred stock, and to pay offering related expenses. As of September 30, 2007, we retained approximately $23.6 million of these net proceeds, none of which were used during the three month period ended September 30, 2007. We intend to use the remaining $23.6 million of the net proceeds from our initial public offering for general corporate purposes, including working capital and possible acquisitions and investments. We currently have no agreements or commitments with respect to any acquisitions or investments and we do not currently have any acquisitions or investments planned. Pending specific application of our net proceeds, we plan to invest our net proceeds in government securities or other short-term, investment-grade, marketable securities.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of this Annual Report on Form 10-K and the section entitled “Financial Statements and Supplementary Data” in Part II, Item 8. of this Annual Report on Form 10-K. The data for and as of the end of each of the five fiscal years in the period ended September 30, 2007 is derived from our audited consolidated financial statements.

	Year Ended September 30,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share data)

Consolidated Statement of Net Income Data:
Net revenue	$85,982	$124,738	$63,477	$111,210	$55,766
Cost of goods sold	33,751	42,320	26,596	37,337	20,457

Gross profit	52,231	82,418	36,881	73,873	35,309
Operating expenses:
Selling, general and administrative	32,477	28,974	21,066	23,932	16,491
Research and development	9,080	8,939	7,883	6,051	3,113
Write-off of offering expenses	—	—	—	1,858	—

Operating income	10,674	44,505	7,932	42,032	15,705
Interest expense	98	3,496	3,910	3,887	31
Increase (decrease) in value of warrants	—	5,466	(599)	1,548	—
Other (income) and expense, net	(4,923)	(1,866)	(2,274)	(408)	(636)

Income before taxes	15,499	37,409	6,895	37,005	16,310
Provision (benefit) for income taxes	4,791	14,836	(524)	14,952	6,706

Net income	$10,708	$22,573	$7,419	$22,053	$9,604

	Year Ended September 30,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share data)

Earnings Per Share Data:
Net income per share, basic(1)	$0.47	$0.79	$0.53	$1.58	$0.67
Net income per share, diluted(1)	$0.46	$0.60	$0.36	$1.46	$0.67
Weighted average shares outstanding, basic	22,914,031	14,016,988	5,396,248	5,396,248	14,365,017
Weighted average shares outstanding, diluted	23,134,479	17,980,235	14,513,227	14,009,533	14,390,337
Selected Operating Data:
Gross margin	60.7%	66.1%	58.1%	66.4%	63.3%
Operating margin	12.4%	35.7%	12.5%	37.8%	28.2%

(1)	The difference between the fair market value of our previously outstanding Redeemable Preferred Stock at date of issue of $21.1 million and the redemption price of $32.5 million paid on March 14, 2006 with proceeds from our initial public offering was charged to retained earnings in March 2006 when the redemption occurred. This $11.4 million adjustment is used to reduce net income to arrive at income available to common stockholders for purposes of calculating earnings per common — basic and diluted shares for the fiscal year ended September 30, 2006 in accordance with EITF Topic D-42 — “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.”

	As of September 30,
	2007	2006	2005	2004	2003

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$112,517	$75,946	$22,676	$23,733	$21,961
Receivable from sale of common stock	—	31,185	—	—	—
Working capital	142,033	125,738	41,617	39,276	18,919
Total assets	172,570	165,886	66,171	91,752	50,852
Capital lease obligations	394	640	890	—	—
Redeemable warrants	—	—	2,667	3,266	1,718
Senior subordinated convertible notes	—	—	28,843	28,561	28,282
Series A convertible preferred stock	—	—	65,000	65,000	65,000
Total stockholders’ equity (deficit)	151,890	136,414	(44,587)	(51,433)	(73,620)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We were founded and began providing test solutions in 1976. Our customers include semiconductor manufacturers, integrated device manufacturers, or IDMs, fabless design companies, and assembly and test subcontractors, including Allegro MicroSystems, Inc., Carsem Sdn. Bhd, Fairchild Semiconductor International, Inc., Infineon Technologies, Intersil Corporation, National Semiconductor Corporation, ON Semiconductor Corporation, STMicroelectronics N.V., Texas Instruments Incorporated and UTAC Thai Ltd. Since October 1, 2003, we have delivered over 900 test systems to more than 70 customers worldwide. We completed our initial public offering in March 2006.

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

Our business experienced a slowdown during the downturn in the semiconductor industry during fiscal 2007, as our net revenue decreased significantly to $86.0 million from $124.7 million during fiscal 2006, a decrease of $38.8 million, or 31.1%, and our net income in this period decreased to $10.7 million from $22.6 million, a decrease of $11.9 million, or 52.6%. Our business experienced significant growth in fiscal 2006 as our net revenue increased to $124.7 million from $63.5 million in fiscal 2005, an increase of $61.3 million, or 96.5%, and our net income increased to $22.6 million from $7.4 million in fiscal 2005, an increase of $15.2 million, or 204.3%. In fiscal 2005, our business experienced a slowdown during the downturn in the semiconductor industry. Our net revenue decreased significantly during fiscal 2005, to $63.5 million from $111.2 million during fiscal 2004, a decrease of $47.7 million, or 42.9%, and our net income in this period decreased to $7.4 million from $22.1 million, a decrease of $14.6 million, or 66.4%. Revenues in the fourth quarter of fiscal 2005 increased sharply, and amounted to 44.9% of the total revenue for the year, as the industry and our business experienced a rebound.

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

Historically, a significant portion of our revenue in each quarter and year has been derived from sales to relatively few customers. While we seek to expand and diversify our customer base, we expect our revenue to continue to be derived from a small number of customers. In fiscal 2007, sales to Texas Instruments Incorporated accounted for 30.7% of our net revenue, and sales to our five largest customers accounted for an aggregate of 58.3% of our net revenue. In fiscal 2006, sales to Texas Instruments Incorporated accounted for 52.9% of our net revenue, and sales to our five largest customers accounted for an aggregate of 76.7% of our net revenue. In fiscal 2005, sales to Texas Instruments Incorporated accounted for 44.3% of our net revenue, and sales to our five largest customers accounted for an aggregate of 66.9% of our net revenue.

With the exception of the United Kingdom and Japan, we market and sell our products exclusively through our direct sales organization, which consists of sales professionals, application engineers (technical sales support) and technical marketing personnel. In the United Kingdom, we utilize a combination of direct sales representatives and independent distributors while in Japan we use independent distributors. Our direct sales force earns commissions based on the sales they generate. Our distributors earn commissions based on sales of equipment shipped into their regions or in some cases, we offer our distributors discounts on our products for resale. A significant majority of our sales is generated by our direct sales organization and we expect to continue to expand our sales organization in the future.

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

Selling, General and Administrative.  Selling, general and administrative, or SG&A, expenses relate to compensation and associated expenses for sales, marketing and applications engineering personnel, sales commissions paid to sales representatives and distributors, outside contractor expenses and other sales and marketing program expenses. In addition, SG&A expenses include travel and professional service expenses, as well as compensation and related expenses for administrative, finance, investor relations, human resources and executive personnel. SG&A expenses may increase in absolute dollars as we continue to develop our sales and marketing efforts and expand our administrative functions, and as a result of increased option expenses related to option issuances to new and existing personnel. In addition, commission and variable compensation expenses included in SG&A can fluctuate with changes in sales volume and profitability.

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

Stock-Based Compensation.  We expense stock options based upon the fair value on the date of grant. We are amortizing the fair value of options granted over the vesting service period of the options. Under Statement of Financial Accounting Standard (SFAS) No. 123R, the Company uses the Black Scholes Option Pricing Model to determine the fair value of the options granted. This model uses such factors as the market price of the underlying shares at date of issuance, exercise price of the option, the expected term of the option, which is approximately six years, utilizing the simplified method as set forth in Staff Accounting Bulletin (SAB) No. 107, a risk free interest rate range of approximately 4.5% to 4.9% and an expected volatility rate range of approximately 54% to 65% based upon a peer group of companies given limited historical data for the Company’s own stock. Expense recognized for the fiscal years ended September 30, 2007 and 2006 was $602,000 and $354,000, respectively.

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

Results of Operations

The following sets forth certain operating data as a percentage of net revenue for the periods presented:

	Year Ended September 30,
	2007	2006	2005

Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	39.3	33.9	41.9

Gross profit	60.7	66.1	58.1
Operating expenses
Selling, general and administrative	37.7	23.2	33.2
Research and development	10.6	7.2	12.4

Operating income	12.4	35.7	12.5
Interest expense	0.1	2.8	6.1
Increase (decrease) in value of warrants	—	4.4	(0.9)
Other (income) and expense, net	(5.7)	(1.5)	(3.6)

Income before taxes	18.0	30.0	10.9
Provision (benefit) for income taxes	5.5	11.9	(0.8)

Net income	12.5%	18.1%	11.7%

The following sets forth our net revenue breakdown by geographic region, in thousands and as a percentage of net revenue, during the periods presented. Substantially all of our revenue to date has been denominated in United States dollars in thousands.

	Year Ended September 30,
	2007		2006		2005

United States	$30,283	35.2%	$38,177	30.6%	$29,295	46.2%
Malaysia	15,092	17.6	48,377	38.8	13,602	21.4
Other	40,607	47.2	38,184	30.6	20,580	32.4

Total	$85,982	100.0%	$124,738	100.0%	$63,477	100.0%

In fiscal 2006, our product sales had a significantly greater concentration of customers in Malaysia than in other periods. This is primarily due to the fact that our major customers had increased their production in Malaysia, and as a result require additional and/or replacement ATE in their Malaysian manufacturing facilities. We believe that this concentration in Malaysia may continue as our customers continue to focus operations and facilities in the Asia Pacific Rim area, particularly Malaysia. However, this will vary from year to year and from period to period based upon our global customers’ needs at various locations.

The following customer accounted for 10% or more of our net revenue in one or more of the periods presented:

	Year Ended September 30,
	2007	2006	2005

Texas Instruments Incorporated	30.7%	52.9%	44.3%

Year Ended September 30, 2007 Compared to Year Ended September 30, 2006

Net Revenue.  Net revenue was $86.0 million in fiscal 2007 and $124.7 million in fiscal 2006, a decrease of $38.8 million, or 31.1%. The significant decrease in net revenue was due to reduced demand for our test systems. In fiscal 2007, as compared to fiscal 2006, we experienced a $39.6 million decrease in net revenue from our largest customer, Texas Instruments Incorporated.

Gross Profit.  Gross profit was $52.2 million, or 60.7% of net revenue, in fiscal 2007 and $82.4 million, or 66.1% of net revenue, in fiscal 2006. The decrease in gross profit as a percentage of net revenue was primarily due to decreased sales and lower utilization of overhead costs and manufacturing personnel due to lower volume production as compared to fiscal 2006. Additionally, increased reserves of $1.6 million, or 1.8% of net revenue, were recorded to account for excess inventory on hand above our projected future usage based upon our forecasts.

Selling, General and Administrative.  SG&A expenses were $32.5 million, or 37.7% of net revenue, in fiscal 2007 and $29.0 million, or 23.2% of net revenue, in fiscal 2006. SG&A expenses increased $3.5 million, or 12.1%, primarily due to $3.8 million of increased personnel costs related to sales and application engineers hired during the past year to support new customer initiatives, both domestically and internationally, $1.4 million of directors and officers insurance, legal and accounting compliance costs incurred from operating as a public company, $0.6 million in increased warranty cost associated with support of newer generation product and $0.5 million in expenses recorded in connection with defense and settlement of employment claims. These increases were offset in part by $2.5 million of decreased sales commissions and incentive compensation accruals as a result of decreased sales and profitability.

Research and Development.  R&D expenses were $9.1 million, or 10.6% of net revenue, in fiscal 2007 and $8.9 million, or 7.2% of net revenue, in fiscal 2006. R&D expenses increased $0.2 million, or 1.6%, primarily due to $0.6 million in additional personnel and related facility costs for headcount, and additional depreciation expense on increased equipment used in the development process, offset in part by a $0.4 million decrease in materials used in the product development process, resulting primarily from the timing of prototype expenditures.

Interest Expense.  Interest expense was $0.1 million in fiscal 2007 and $3.5 million in fiscal 2006. Interest expense in fiscal 2007 was primarily related to interest due on amended tax returns. Interest expense in fiscal 2006 was due to interest on the senior subordinated convertible notes issued on September 30, 2003, which were repurchased and retired with the proceeds of our initial public offering on March 14, 2006.

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

Other (Income) and Expense, Net.  Other (income) and expense, net increase to income of $4.9 million for fiscal 2007 from $1.9 million in fiscal 2006, was primarily due to having more cash available for investment after completion of our initial public offering in the March 2006 quarter, and the proceeds from the sale of additional shares of common stock on October 3, 2006.

Provision (Benefit) for Income Taxes.  Our income tax provision was $4.8 million, or a 30.9% effective tax rate, in fiscal 2007 and $14.8 million, or a 39.7% effective tax rate, in fiscal 2006. The decrease in tax provision of $10.0 million was primarily a result of a decrease in pretax income of $21.9 million. In addition, during fiscal 2007, our tax exempt investment income decreased our effective tax rate by 4.5%. Additionally, in fiscal 2006, the increase in the tax provision was due to an increase in value of warrants of $5.5 million, or 5.1%, which is not includable as a deduction in computing taxable income. We believe our effective tax rate will be closer to 35% in future periods, however our actual tax rate will depend on the relationship of tax exempt interest to total income.

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

Liquidity and Capital Resources

Since our inception and prior to our initial public offering, which closed on March 14, 2006, we had financed our operations primarily through cash generated from operations. On October 3, 2006, we closed an additional public offering to sell 2,000,000 shares of common stock, generating net proceeds of $30.9 million. Since the shares were sold on September 27, 2006, the transaction was included in stockholders’ equity and the gross proceeds of $31.2 million were recorded as a receivable from sale of common stock as of September 30, 2006. On October 11, 2006, the underwriters exercised their option to purchase an additional 200,000 shares, generating net proceeds of $3.1 million.

Our balance in cash, cash equivalents and marketable securities increased from $75.9 million as of September 30, 2006, to $112.5 million as of September 30, 2007. Operating activities during the twelve months ended September 30, 2007 provided cash of $4.7 million, due to income of $10.7 million resulting primarily from sales of test systems and depreciation expense of $3.6 million that did not require cash. These increases in working capital were offset in part by working capital used for increased accounts receivables (net of deferred revenue) of $3.9 million, a decrease in accrued compensation expenses of $2.4 million from the payment of incentive compensation related to our fiscal year 2006 operating performance, a $2.1 million decrease in accrued income taxes due to lower operating levels and a $1.7 million increase in other current assets from prepaid income taxes resulting from the Internal Revenue Service acceptance of a deferred revenue tax method change. Investing activities used cash to purchase capital equipment of $3.2 million, which primarily represented test and computer equipment and software, as well as new research and development equipment for use in product and application development. Financing activities generated cash of $35.1 million, primarily due to $34.0 million from our additional public offering and $0.9 million from stock option exercises.

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

Contractual Obligations

The following table describes our cash commitments, in thousands, to settle contractual obligations as of September 30, 2007.

	Payments Due in
		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating lease obligations	$11,652	$2,044	$3,408	$2,889	$3,311
Capital lease obligations	409	283	126	—	—
Purchase commitments(1)	11,506	11,506	—	—	—

Total	$23,567	$13,833	$3,534	$2,889	$3,311

(1)	The purchase commitments primarily represent the value of purchase orders issued for raw materials and purchased services that have been scheduled for fulfillment in the next six to eight months.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt this requirement for the fiscal year beginning October 1, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company will adopt this requirement for the fiscal year beginning October 1, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS No. 159 will have on its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In fiscal 2005 we adopted an investment strategy that has eliminated investments in equity securities that we have held in the past and limits our investments to government securities and other short-term, investment-grade, marketable securities. This revised investment policy is substantially more conservative than prior practices and focuses on preservation of principal. As of September 30, 2007, most of our investments represent investment-grade securities focused on preservation of principal, with interest rates that are reset every 7 to 28 days, and have a put option to convert to cash within 2 to 5 days.

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

MANAGEMENT’S ASSESSMENT OF
INTERNAL CONTROL OVER FINANCIAL REPORTING

The financial statements were prepared by management, which is responsible for their integrity and objectivity and for establishing and maintaining adequate internal controls over financial reporting.

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

i. pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

ii. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

iii. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of September 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on management’s assessment using those criteria, as of September 30, 2007, management believes that the Company’s internal controls over financial reporting are effective.

Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended September 30, 2007, 2006 and 2005 and the Company’s internal control over financial reporting as of September 30, 2007. Their reports are presented on the following pages. The independent registered public accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.

Eagle Test Systems, Inc.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of
Eagle Test Systems, Inc.:

We have audited Eagle Test Systems, Inc.’s (the Company) internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Eagle Test Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Eagle Test Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements of Eagle Test Systems, Inc. as of September 30, 2007 and 2006, and for each of the three years in the period ended September 30, 2007, and our report dated December 3, 2007, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
December 3, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Eagle Test Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Eagle Test Systems, Inc. and subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of net income and comprehensive income, stockholders’ equity(deficit) and cash flows for each of the three years in the period ended September 30, 2007. Our audits also included the financial statement schedule listed in the index to the financial statements as “Schedule II — Valuation and Qualifying Accounts”. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As disclosed in Note 2 in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123(R) during the first quarter of fiscal 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Eagle Test Systems, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 3, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
December 3, 2007

EAGLE TEST SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	September 30,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$10,302	$51,071
Marketable securities	102,215	24,875
Accounts receivable, net of allowances of $585 and $616	18,238	17,338
Receivable from sale of common stock	—	31,185
Inventories	22,233	22,378
Deferred income taxes	4,410	4,512
Prepaid expenses and other current assets	3,857	2,143

Total current assets	161,255	153,502
Property, plant and equipment, net	10,782	11,745
Other assets	533	639

Total assets	$172,570	$165,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,079	$5,941
Current portion of capital lease obligations	270	261
Deferred revenue	6,441	9,409
Accrued compensation and related liabilities	3,357	5,734
Accrued income taxes	416	2,949
Other accrued expenses	2,659	3,470

Total current liabilities	19,222	27,764
Long-term liabilities:
Capital lease obligations, less current portion	124	379
Deferred income taxes	900	941
Other long-term liabilities	434	388

Total long-term liabilities	1,458	1,708

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2007 and 2006	—	—
Common stock, par value $0.01 per share, 90,000,000 shares authorized, 22,974,177 and 22,655,283 shares issued and outstanding as of September 30, 2007 and 2006, respectively	230	227
Additional paid in capital	174,474	169,709
Accumulated deficit	(22,814)	(33,522)

Total stockholders’ equity	151,890	136,414

Total liabilities and stockholders’ equity	$172,570	$165,886

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE TEST SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(In thousands, except share and per share data)

	Year Ended September 30,
	2007	2006	2005

Net revenue	$85,982	$124,738	$63,477
Cost of goods sold	33,751	42,320	26,596

Gross profit	52,231	82,418	36,881
Operating expenses
Selling, general and administrative	32,477	28,974	21,066
Research and development	9,080	8,939	7,883

Operating income	10,674	44,505	7,932
Interest expense	98	3,496	3,910
Other (income) and expense
Income from marketable securities	(4,755)	(1,863)	(2,017)
Increase (decrease) in value of warrants	—	5,466	(599)
Other income	(168)	(3)	(257)

Income before taxes	15,499	37,409	6,895
Provision (benefit) for income taxes	4,791	14,836	(524)

Net income	$10,708	$22,573	$7,419

Net income per share, basic	$0.47	$0.79	$0.53

Net income per share, diluted	$0.46	$0.60	$0.36

Weighted average shares outstanding, basic	22,914,031	14,016,988	5,396,248
Weighted average shares outstanding, diluted	23,134,479	17,980,235	14,513,227
Comprehensive Income:
Net income	$10,708	$22,573	$7,419
Realized net gain on marketable securities, net of taxes	—	—	(621)

Comprehensive income	$10,708	$22,573	$6,798

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE TEST SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share and per share data)

					Deferred	Accumulated	Total
			Additional	Retained	Stock	Other	Stockholders’
	Common Stock		Paid In	Earnings	Compensation	Comprehensive	Equity
	Shares	Amount	Capital	(Deficit)	Expense	Income	(Deficit)

Balance at September 30, 2004	5,396,248	$54	$156	$(52,084)	$(180)	$621	$(51,433)
Net income	—	—	—	7,419	—	—	7,419
Compensation expense related to stock options	—	—	—	—	48	—	48
Reclassification adjustment for realized gain on marketable securities, net of taxes $(450)	—	—	—	—	—	(621)	(621)

Balance at September 30, 2005	5,396,248	54	156	(44,665)	(132)	—	(44,587)
Net income	—	—	—	22,573	—	—	22,573
Reclassification for adoption of SFAS 123R	—	—	(132)	—	132	—	—
Compensation expense related to stock options	—	—	354	—	—	—	354
Issuance of common stock upon exercise of stock options	13,750	1	91	—	—	—	92
Issuance of common stock upon conversion of series A convertible preferred stock	8,590,245	86	43,844	—	—	—	43,930
Adjustment for redemption of redeemable preferred stock	—	—	—	(11,430)	—	—	(11,430)
Issuance of common stock upon exercise of warrants	525,040	5	8,133	—	—	—	8,138
Issuance of common stock, net of issuance costs	8,130,000	81	117,263	—	—	—	117,344

Balance at September 30, 2006	22,655,283	227	169,709	(33,522)	—	—	136,414
Net income	—	—	—	10,708	—	—	10,708
Compensation expense related to stock options	—	—	602	—	—	—	602
Excess tax benefits from stock based compensation	—	—	426	—	—	—	426
Issuance of common stock upon exercise of stock options	118,894	1	859	—	—	—	860
Issuance of common stock, net of issuance costs	200,000	2	2,878	—	—	—	2,880

Balance at September 30, 2007	22,974,177	$230	$174,474	$(22,814)	$—	$—	$151,890

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE TEST SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2007	2006	2005

Cash flows from operating activities:
Net income	$10,708	$22,573	$7,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,554	3,193	2,169
Realized gain on sale of marketable securities	—	—	(1,616)
Loss (gain) on sale of property and equipment	4	—	(247)
Accretion of discount on long-term debt	—	1,752	282
Increase (decrease) in value of warrants	—	5,466	(599)
Non-cash compensation related to stock options	602	354	48
Excess tax benefits from stock based compensation	(426)	—	—
Deferred income taxes	61	(1,418)	7,246
Changes in operating assets and liabilities:
Accounts receivable	(900)	(8,136)	14,333
Inventories	745	(4,671)	9,959
Prepaid expenses and other current assets	(1,714)	(1,595)	(390)
Other assets	106	(162)	(135)
Accounts payable	138	4,418	(5,354)
Deferred revenue	(2,968)	5,990	(15,465)
Accrued compensation and related liabilities	(2,377)	2,631	(3,258)
Accrued income taxes	(2,107)	2,182	(7,439)
Other accrued expenses	(811)	166	(2,310)
Other liabilities	46	(5)	310

Net cash provided by operating activities	4,661	32,738	4,953
Cash flows from investing activities:
Net purchases of marketable securities	(77,340)	(13,000)	(12,700)
Proceeds from the sales of investments	—	825	6,957
Sale of property and equipment	9	—	659
Capital expenditures	(3,204)	(2,803)	(7,055)

Net cash used in investing activities	(80,535)	(14,978)	(12,139)
Cash flows from financing activities:
Payments of long-term debt	—	(30,595)	—
Payments of capital lease obligations	(246)	(250)	(141)
Redemption of redeemable preferred stock	—	(32,500)	—
Proceeds from issuance of common stock, net of issuance costs	34,925	86,680	—
Excess tax benefits from stock based compensation	426	—	—

Net cash provided by (used in) financing activities	35,105	23,335	(141)

Net increase (decrease) in cash and cash equivalents	(40,769)	41,095	(7,327)
Cash and cash equivalents at beginning of period	51,071	9,976	17,303

Cash and cash equivalents at end of period	$10,302	$51,071	$9,976

Supplemental disclosures:
Interest paid	$98	$3,350	$3,628
Income tax refunds	(1,227)	(2,871)	(3,266)
Income taxes paid	8,804	16,947	2,932
Transfer of equipment from fixed assets to inventory	600	—	—
Capital lease obligations	19	—	1,031

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

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible to cash and that have remaining maturities of three months or less when purchased to be cash and cash equivalents. Marketable securities consist of debt and equity securities that are classified as available-for-sale. Securities available for sale include variable rate demand notes (VRDNs) and auction rate securities which consist primarily of state, municipal, and federal agency securities. Market fluctuations in marketable securities are reflected in other comprehensive income unless a market decline is considered to be other than temporary. The Company records unrealized impairment losses of other-than-temporary impairments in investments if the market value of an investment remains significantly below cost for more than six consecutive months and the decline is considered permanent. Realized gains and losses on sales of marketable securities are determined based on average cost.

Allowance for Sales Returns and Uncollectibles

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of these assets exceeds the fair value of the assets. There have been no impairments of long-lived assets in the years ended 2007, 2006, or 2005.

Stock Options

The Company records compensation expense using the fair value of options granted over the vesting period on a straight-line basis including those options that are subject to graded vesting. Under Statement of Financial Accounting Standard (SFAS) No. 123R, the Company uses the Black Scholes Option Pricing Model to determine the fair value of the options granted. This model uses such factors as the market price of the underlying shares at date of issuance, exercise price of the option, the expected term of the option, which is approximately six years, utilizing the simplified method as set forth in Staff Accounting Bulletin (SAB) No. 107, a risk free interest rate range of approximately 4.5% to 4.9% and an expected volatility rate range of approximately 54% to 65% based upon a peer group of companies given limited historical data for the Company’s own stock. The resulting fair value of $3,539 for options granted in fiscal 2007 will be amortized to expense as vesting occurs, which is over approximately five years. Expense recognized under SFAS 123R for the years ended September 30, 2007 and 2006 was $602 ($510 net of taxes) or $0.02 per basic and diluted share, and $354 ($312 net of taxes) or $0.02 per basic and diluted share, respectively.

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

Fair Value of Financial Instruments

As of September 30, 2007 and 2006, the carrying costs of certain of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximate their fair values due to their short maturities or other factors.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt this requirement for the fiscal year beginning October 1, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company will adopt this requirement for the fiscal year beginning October 1, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS No. 159 will have on its financial statements.

3.	Marketable Securities

During fiscal 2005, the Company liquidated its portfolio of marketable securities and invested the proceeds in highly liquid investments to implement a new investment policy approved by the Board of Directors. The new investment policy institutes more conservative liquidity and preservation of capital focus to protect investments from severe economic conditions and drastic shifts in interest rates. At September 30, 2007 and 2006, the Company’s marketable securities were invested in VRDNs and auction rate securities issued with a major agency with ratings of AA/AAA and interest rates reset every 7 to 28 days. The VRDNs have a put option back to the financial institution remarketing agent that provides for liquidity within 2 to 5 days and these instruments trade at par value. Since the put option is not with the original issuer, the VRDNs are classified as marketable securities available for sale. The auction rate securities trade at a par value of one dollar and can be liquidated at par with no more than 5 days notice. Since the securities that back these securities have maturities in excess of 90 days from balance sheet date, they are classified as marketable securities available for sale.

The carrying value of marketable securities as of the dates indicated are as follows:

	September 30,
	2007	2006

Auction rate securities	$53,940	$1,700
Variable rate demand notes (VRDNs)	48,275	23,175

	$102,215	$24,875

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Auction rate securities have maturities of over ten years.

The realized gains, losses, and interest are included in income from marketable securities in the consolidated statements of net income and comprehensive income.

Interest and dividend income and realized gains from sales of marketable securities are as follows:

	Year Ended
	September 30,
	2007	2006	2005

Interest income	$2,056	$827	$331
Dividend income	2,699	1,036	70
Net realized gains from sales of marketable securities	—	—	1,616

Income from marketable securities	$4,755	$1,863	$2,017

4.	Inventories

Inventories consist of the following:

	September 30,
	2007	2006

Raw materials	$7,766	$7,185
Work-in-process	4,499	6,741
Finished goods	8,317	6,086
Inventory at customers under purchase orders	1,651	2,366

	$22,233	$22,378

The Company’s policy is to establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for products or market conditions. The Company regularly evaluates the ability to realize the value of its inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end-of-life dates, estimated current and future market value and new product introductions. Purchasing and alternative usage options are also explored to mitigate obsolete inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. Inventory of $22,233 is stated net of inventory reserves of $8,377 as of September 30, 2007. Inventory of $22,378 is stated net of inventory reserves

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

of $9,088 as of September 30, 2006. If actual demand for products deteriorates or market conditions are less favorable than those the Company projects, additional inventory reserves may be required.

5.	Property and Equipment

Property and equipment are summarized as follows:

	September 30,		Depreciable
	2007	2006	Life
			(In years)

Buildings	$161	$161	30
Building improvements	29	29	10
Leasehold improvements	3,775	3,679	10	*
Equipment	14,330	13,247	3-5
Office furniture	1,822	1,724	5-7
Software	2,073	1,059	3-5

	22,190	19,899
Less accumulated depreciation	(11,408)	(8,154)

	$10,782	$11,745

*	— or lease term if less

The Company has purchased certain office furniture under capital leases. The cost of such office furniture and related accumulated depreciation was $1,050 and $594 respectively as of September 30, 2007, and $1,031 and $318 respectively as of September 30, 2006.

Depreciation expense was $3,554, $3,193, and $2,169, for the years ended September 30, 2007, 2006, and 2005, respectively. Depreciation expense includes amortization of office furniture under capital leases of $276, $212 and $106 for the years ended September 30, 2007, 2006 and 2005, respectively.

6.	Capital Lease Obligations

	September 30,
	2007	2006

Capital lease obligations	$394	$640
Less current portion of capital lease obligations	(270)	(261)

	$124	$379

7.	Stockholders’ Equity and Preferred Stock

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

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

On October 3, 2006, we completed a public offering to sell an additional 2,000,000 shares of common stock at an offering price of $16.50 per share, generating net proceeds of $30,524, which includes $422 of offering expenses recorded in the fiscal year ended September 30, 2006. Because the shares were sold on September 27, 2006, the transaction was included in stockholders’ equity and recorded as a receivable from the sale of common stock in the consolidated balance sheet as of September 30, 2006. On October 11, 2006, the underwriters exercised their option to purchase an additional 200,000 shares of common stock at an offering price of $16.50 per share, generating net proceeds of $3,119.

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

At September 30, 2007, the Company has reserved 3,294,147 unissued shares of its common stock for possible issuance under the Company’s 2003 Stock Option and Grant Plan and 2006 Stock Option and Incentive Plan.

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

Prior to the initial public offering, the Company had designated 3,437 shares of its authorized Preferred Stock as Redeemable Preferred Stock. As of September 30, 2007 and 2006, no shares of Redeemable Preferred Stock were authorized or outstanding.

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

On September 30, 2003, investment funds managed by TA Associates (collectively referred to as the Investors) purchased 3,436 shares of Convertible Preferred Stock for $65,000. The Company also issued Notes to the Investors aggregating $30,000, bearing annual interest of 12%, which mature September 30, 2009. From the date of issuance, at the option of the holders, the Notes were convertible into: (i) Senior Subordinated Notes aggregating $29,995 (plus accrued and unpaid interest), bearing annual interest of 12%, and maturing September 30, 2009, and (ii) redeemable warrants to purchase 525,040 shares of common stock at a price of $0.01 per share. The allocated fair value of the warrants was accounted for as a discount of $1,718 on the

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Notes and was being amortized to interest expense over the term of the notes. As the warrants enabled the holders to put the warrants to the Company at fair value at any time after September 30, 2008, the warrants were considered liability instruments and recorded at fair value based on independent valuations. As of September 30, 2004 and 2005, the common stock warrants were revalued based upon independent valuations. The change in the value of the warrants was a decrease of $599 for 2005 and an increase of $5,466 through the date of exercise, (total value of $3,266 and $2,667 at September 30, 2004 and 2005, respectively), and a corresponding expense or income for the increase or decrease in fair market value was recorded in the financial statements as other (income) expense.

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

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

A reconciliation between basic and diluted earnings per share (EPS) is as follows:

	Year Ended September 30,
	2007	2006		2005

Net income	$10,708	$22,573		$7,419
Basic EPS:
Adjustments to income:
Retained earnings adjustment for conversion of redeemable preferred stock	—	(11,430	)*	—
Net income allocated to convertible preferred shares	—	—		(4,557)

Income available to common shareholders	$10,708	$11,143		$2,862

Weighted-average common share outstanding	22,914,031	14,016,988		5,396,248

Basic net income per share	$0.47	$0.79		$0.53

Diluted EPS:
Adjustments to Income:
Dividend on redeemable preferred stock as converted — 5% cumulative	$—	$(406)		$(1,656)
Warrant value adjustment	—	—	**	(599)

Income available to common shareholders	$10,708	$10,737		$5,164

Weighted-average common shares outstanding	22,914,031	14,016,988		5,396,248
Plus impact of convertible preferred stock and warrants and stock options, as applicable	220,448	3,963,247		9,116,979

Diluted common shares	23,134,479	17,980,235		14,513,227

Diluted EPS	$0.46	$0.60		$0.36

*	The difference between the fair market value of the Redeemable Preferred Stock at date of issue of $21,070 and the redemption price of $32,500 was charged to retained earnings in March 2006, when the redemption occurred. This adjustment is used to reduce net income to arrive at income available to common stockholders for purposes of calculating earnings per common share in accordance with EITF Topic D-42 — “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”.

**	This element of the diluted EPS computation is not applicable since the impact on the computation would be anti-dilutive.

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

10.	Income Taxes

The components of the provision (benefit) for income taxes consist of the following:

	Year Ended
	September 30,
	2007	2006	2005

Current:
Federal	$4,032	$13,257	$(5,400)
State	698	2,997	(1,920)

Total current	4,730	16,254	(7,320)
Deferred:
Federal	50	(1,169)	5,013
State	11	(249)	1,783

Total deferred	61	(1,418)	6,796

Total income tax expense (benefit)	$4,791	$14,836	$(524)

Reconciliations of the U.S. federal statutory rate to the Company’s effective tax rates are as follows:

	Year Ended
	September 30,
	2007	2006	2005

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax effect	4.0	4.7	3.7
Capital loss carryover	—	—	(2.0)
Tax exempt investment income	(4.5)	—	—
Research and development tax credits	(2.2)	(0.1)	(1.8)
Nondeductible increase (decrease) in value of warrants	—	5.1	(3.4)
Extraterritorial income exclusion	(0.6)	(2.5)	(3.0)
Domestic production deduction	(0.7)	(1.2)	—
Provision to return adjustments	—	(1.2)	(23.0)
Reduction in tax accrual	—	—	(13.8)
Other	(0.1)	(0.2)	0.7

Effective tax rate	30.9%	39.6%	(7.6)%

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

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

The temporary differences that created the deferred tax assets and (liabilities) are as follows:

	September 30,
	2007	2006

Deferred tax assets:
Allowance for accounts receivable	$232	$243
Inventory valuation reserves	2,902	2,751
Deferred revenue	559	759
Other accrued expenses	658	711
Stock option compensation expense	162	38
Other	59	48

Total deferred tax assets	4,572	4,550
Deferred tax liabilities:
Depreciation	(1,062)	(979)

Total deferred tax liabilities	(1,062)	(979)

Net deferred tax assets	$3,510	$3,571

11.	Employee Benefit Plans

Benefit Plan Changes-2007

In fiscal 2007 the Company amended the Eagle Test Systems, Inc. Profit Sharing Plan and Trust to allow for employee elective salary deferrals intended to qualify as salary reduction contributions under Internal Revenue Code Section 401(k). The plan was also amended to change the Plan name to the Eagle Test Systems, Inc. Profit Sharing and Employee Savings Plan (the “Plan”) and to allow the Company to match a portion of an employee elective contribution. The Company ESOP and Pension plan assets were merged into the new Plan in connection with the amendment, effective July 9, 2007. The Plan amendment and restatement was generally effective October 1, 2006. The Plan as amended covers substantially all employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Plan as amended is a discretionary, defined contribution plan. Eligible employees are defined as those who have completed 90 days of service and have attained the age of 21.Company contributions of discretionary or matching contribution funds vest to participants’ accounts on a graded vesting schedule that become 100% vested after achieving five years of service. In fiscal 2007, the Company expensed approximately $140 as matching contributions under the Plan. At September 30, 2007, the participant accounts held 762,493 shares of common stock of the Company.

Employee Stock Ownership Plan

The Company had an Employee Stock Ownership Plan (ESOP), which was amended effective July 9, 2007. The ESOP Plan assets were merged into the amended and restated Eagle Test Systems, Inc. Profit Sharing and Employee Savings Plan as noted above. Any Company contribution to the ESOP was discretionary. For the years ended September 30, 2007, 2006, and 2005, no amount was expensed for the ESOP contribution. The ESOP owned 834,565 shares of common stock at September 30, 2006 and 2005.

Other Compensation Plans

The Company has established a profit-sharing plan, which is a discretionary, defined-contribution plan. This Profit sharing plan was amended and restated effective October 1, 2006 as described under Benefit Plan

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Changes — 2007, above. Under the profit-sharing plan, prior to the amendment, the Company expensed approximately $490 and $287 for the years ended September 30, 2006 and 2005, respectively.

The Company also had a pension plan, which was a defined-contribution plan and allowed discretionary contributions. This pension plan was amended effective July 9, 2007 and the pension plan assets were merged into the amended and restated Eagle Test Systems, Inc. Profit Sharing and Employee Savings Plan as noted above and also allowed for discretionary contributions. Under the pension plan, the Company expensed approximately $170, $163, and $170 for the years ended September 30, 2007, 2006, and 2005, respectively.

12.	Stock Option Plan

The Company adopted the 2003 Stock Option and Grant Plan and the 2006 Stock Option and Incentive Plan (the Plans), which provide for the issuance of incentive and nonqualified common stock options to employees, directors, and consultants of the Company. The Board of Directors has reserved 3,074,147 shares of common stock to be issued in conjunction with these Plans. The term of the options shall be no more than 10 years from the date of grant. Options granted under the Plans generally vest in periods between one and five years, as determined by the Board of Directors.

Prior to October 1, 2005, the Company accounted for stock options issued to employees under the Company’s stock option plan using the intrinsic value method in accordance with APB No. 25. The Company recorded the difference between the exercise price and the fair value as determined by an independent valuation of the common stock on the date of grant as deferred compensation totaling $210 and amortized such deferred compensation on a straight-line basis over the vesting periods of the options until September 30, 2005. Expense recognized during the year ended September 30, 2005 was $48. The remaining amount of $132 was reclassified to Additional Paid In Capital in connection with adoption of SFAS No. 123(R) in fiscal 2006. If the minimum value method had been applied, the Company would have recognized compensation costs of $188 for the year ended September 30, 2005.

The Company’s stock option activity for the years ended September 30, 2007, 2006, and 2005 under the Plans is as follows:

		Weighted
	Outstanding	Average
	Options	Exercise Price

Outstanding at September 30, 2004	664,500	$8.37
Granted	45,000	7.33
Exercised	—	—
Forfeited	(6,389)	10.00

Outstanding at September 30, 2005	703,111	$8.29
Granted	405,000	11.62
Exercised	(13,750)	6.73
Forfeited	(414,861)	10.28

Outstanding at September 30, 2006	679,500	$9.09
Granted	346,500	16.23
Exercised	(118,894)	7.23
Forfeited	(6,459)	7.00

Outstanding at September 30, 2007	900,647	$12.10

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

The Company adopted SFAS No. 123R effective October 1, 2005. A summary of the status of the Company’s non-vested stock options issued post-SFAS 123R implementation, as of September 30, 2007, and activity for the years ended September 30, 2007 and 2006 is as follows:

		Weighted
		Average
		Grant-Date
Non-Vested Options	Options	Fair Value

Non-vested at September 30, 2005	—	$—
Granted	405,000	5.88
Vested	(56,180)	3.60
Forfeited	(140,000)	7.37

Non-vested at September 30, 2006	208,820	$5.50
Granted	346,500	10.21
Vested	(80,274)	5.45
Forfeited	—	—

Non-vested at September 30, 2007	475,046	$8.95

As of September 30, 2007, there was $3,093 of total unrecognized compensation costs related to the stock-based compensation granted under the Plans. This cost is expected to be amortized over a weighted-average service period of 3.8 years. The fair value of the related stock-based compensation expense recorded for fiscal 2007 and 2006 was $602 and $354, respectively. The following table summarizes information about all stock options outstanding for the Company as of September 30, 2007:

	Options Outstanding			Options Vested
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

$ 6.00 - $ 7.00	208,521	7.03	$6.60	152,684	$6.53
$ 8.00 - $11.40	265,626	7.35	$9.75	186,043	$9.93
$15.08 - $15.91	276,500	9.18	$15.79	9,165	$15.80
$16.56 - $18.00	150,000	9.28	$17.08	20,726	$16.71

	900,647			368,618

Stock option aggregate intrinsic value information for the years ended September 30, 2007 and 2006 follows:

	2007	2006

Exercised	$1,104	$84
Outstanding	$2,112	$5,052
Vested	$1,497	$2,605

EAGLE TEST SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

13.	Concentration of Credit Risk

The Company has a concentration of sales with certain major semiconductor manufacturers that individually represent more than 10% of total revenue. Sales to these major semiconductor manufacturers were as follows:

	Year Ended September 30,
	2007	2006	2005

Texas Instruments Incorporated	30.7%	52.9%	44.3%

Major semiconductor manufacturer companies comprise a significant portion of the Company’s trade receivables. As of September 30, 2007, three customers (Fairchild Semiconductor International Incorporated, STMicroelectronics N.V. and Texas Instruments Incorporated) comprised approximately 55% of the Company’s trade receivables balance. As of September 30, 2006, two customers (Infineon Technologies and Texas Instruments Incorporated) comprised approximately 46% of the Company’s trade receivables balance.

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

Comprehensive income is comprised of two components, net income and other comprehensive income. The components of other comprehensive income, and related tax effects were as follows for the fiscal year ended September 30:

	Year Ended September 30,
	2007	2006	2005

Adjustment for net gain on investments included in net income, net of tax of $0, $0, and $450 in 2007, 2006, and 2005, respectively	$—	$—	$621

Other comprehensive income, net of taxes	$—	$—	$(621)

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

The Company’s revenues are generated from sales into the following geographic regions (denominated in United States dollars):

	Year Ended September 30,
	2007	2006	2005

United States	$30,283	$38,177	$29,295
Malaysia	15,092	48,377	13,602
Other	40,607	38,184	20,580

	$85,982	$124,738	$63,477

Substantially all of the Company’s long-lived assets are located in the United States.

16.	Commitments and Contingencies

Lease Commitments

The Company has operating and capital lease commitments for certain facilities and equipment. Minimum lease payments under noncancelable leases are as follows:

	September 30,
	2007
	Operating	Capital
	Leases	Leases

2008	$2,044	$283
2009	1,752	123
2010	1,656	3
2011	1,457	—
2012	1,432	—
Thereafter	3,311	—

Total minimum lease payments	$11,652	409

Less amount representing interest		(15)

Present value of capital lease obligations		$394

Total rental expense for fiscal 2007, 2006, and 2005 was $2,177, $2,126, and $1,840, respectively.

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

Product Warranty

The following table shows the details of the product warranty accrual:

Product Warranty Activity

Balance at September 30, 2004	$1,271
Warranty expenditures	(1,416)
Provision for warranty	708

Balance at September 30, 2005	563
Warranty expenditures	(1,193)
Provision for warranty	1,698

Balance at September 30, 2006	1,068
Warranty expenditures	(2,389)
Provision for warranty	2,314

Balance at September 30, 2007	$993

17.	Quarterly Results of Operations (unaudited)

	Year Ended September 30, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Net sales	$24,036	$21,308	$19,858	$20,780
Gross profit	14,159	12,888	12,368	12,816
Net income	3,866	1,839	2,008	2,995
Net income per share:
Basic	$0.17	$0.08	$0.09	$0.13
Diluted	$0.17	$0.08	$0.09	$0.13

	Year Ended September 30, 2006
	First	Second	Third	Fourth
	Quarter(1)	Quarter(2)	Quarter	Quarter
	(In thousands, except per share data)

Net sales	$22,447	$28,565	$36,779	$36,947
Gross profit	15,418	19,246	24,523	23,231
Net income	1,875	1,773	9,672	9,253
Net income (loss) per share:
Basic	$0.13	$(1.04)	$0.47	$0.45
Diluted	$0.10	$(1.04)	$0.46	$0.44

(1)	Includes increase in value of warrants of $2,191.

(2)	Includes increase in value of warrants of $3,275, and retained earnings adjustment of $11,430 used to reduce net income available to common shareholders for purposes of computing earnings per share.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

EAGLE TEST SYSTEMS, INC.

SEPTEMBER 30, 2007
(In thousands)

Col. A	Col. B	Col. C			Col. D		Col. E
				Charged to
	Balance at	Charged to		Other
	Beginning of	Costs and		Accounts —	Deductions —		Balance at
Description	Period	Expenses		Describe	Describe		End of Period
	(In thousands)

Allowance for Doubtful Accounts
Year Ended September 30, 2007	$616	$100			$131	(1)	$585
Year Ended September 30, 2006	$1,240	$155			$779	(1)	$616
Year Ended September 30, 2005	$1,220	$605			$585	(1)	$1,240
Reserve for excess and obsolete inventory
Year Ended September 30, 2007	$9,088	$1,567	(3)		$2,278	(2)	$8,377
Year Ended September 30, 2006	$9,082	$38	(3)		$32	(2)	$9,088
Year Ended September 30, 2005	$5,727	$3,278	(3)		$(77	)(2)	$9,082

(1)	Sales returns and uncollectible accounts written off and recoveries

(2)	Inventory written off or utilization of reserve

(3)	Amounts charged to expense include inventory provisions for excess inventory above our projected future usage and for product transitions

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required under this Item 9A, the management report titled “Management’s Assessment of Internal Control Over Financial Reporting” and the auditor’s attestation report titled “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” appear on pages 38 and 39 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled “Nominating and Compensation Committee Report on Executive Compensation” and “Audit Committee Report” to be incorporated by reference herein from our proxy statement in connection with our 2008 annual meeting of stockholders.

Item 10.	Directors and Executive Officers of the Registrant

Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our proxy statement in connection with our 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2007.

Audit Committee Financial Expert

Our board of directors has determined that each of Messrs. Manire, Gibbs and Mullen qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, and that each of Messrs. Manire, Gibbs and Mullen are “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to all employees, including its principal executive officer, principal financial officer, and principal accounting officer. A copy of our Code of Business Conduct and Ethics is available on our website at www.eagletest.com and we will send a paper copy to any stockholder who submits a request in writing to our Secretary. We intend to disclose any amendment to or waiver of a provision of the Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website.

Item 11.	Executive Compensation

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our proxy statement in connection with our 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our proxy statement in connection with our 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2007. For information on securities authorized for issuance under equity compensation plans, see the section entitled “Market for Registrant’s Common Equity and Related Stockholders Matters” in Part II, Item 5. in this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions

Certain information required by this Item 13 relating to certain relationships and related transactions is incorporated by reference herein from our proxy statement in connection with our 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2007.

Item 14.	Principal Accounting Fees and Services

Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Matters Concerning Our Independent Registered Public Accounting Firm” in our proxy statement in connection with our 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2007.

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

Date: December 6, 2007

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

Signature	Title	Date

/s/ Leonard A. Foxman Leonard A. Foxman	Chief Executive Officer, President and Director (Principal Executive Officer)	December 6, 2007

/s/ Stephen J. Hawrysz Stephen J. Hawrysz	Chief Financial Officer (Principal Financial and Accounting Officer)	December 6, 2007

/s/ Theodore D. Foxman Theodore D. Foxman	Chief Operating Officer, Executive Vice President and Director	December 6, 2007

/s/ Michael C. Child Michael C. Child	Director	December 6, 2007

/s/ Ross W. Manire Ross W. Manire	Director	December 6, 2007

/s/ William H. Gibbs William H. Gibbs	Director	December 6, 2007

/s/ David B. Mullen David B. Mullen	Director	December 6, 2007

EXHIBIT INDEX

Number	Description	Method of Filing

3.1	Form of Second Amended and Restated Certificate of Incorporation of the Company, to be effective at the completion of this offering	Incorporated by reference to Exhibit 3.2 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-130521) filed with the Securities and Exchange Commission on February 21, 2006
3.2	Form of Amended and Restated By-laws of the Company	Incorporated by reference to Exhibit 3.3 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-130521) filed with the Securities and Exchange Commission on February 21, 2006
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-130521) filed with the Securities and Exchange Commission on March 3, 2006
4.2	Registration Rights Agreement by and among the Company, the Investors and the Stockholders named therein, dated as of September 30, 2003	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on July 9, 2004
4.3	Amendment No. 1 to the Registration Rights Agreement dated September 1, 2006	Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1 (File No. 333-137121) filed with the Securities and Exchange Commission on September 5, 2006
10.1	2003 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on July 9, 2004
10.2	2006 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.2 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-130521) filed with the Securities and Exchange Commission on February 21, 2006
10.3	Employee Stock Ownership Plan	Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on July 9, 2004
10.4	Profit Sharing Plan and Trust	Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on July 9, 2004
10.5	Stockholders Agreement by and among the Company, the Existing Stockholders and the Investors named therein, dated as of September 30, 2003	Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on August 12, 2004
10.6	Non-Competition Agreement, dated as of September 30, 2003, by and among the Company, Leonard A. Foxman and the Investors named therein	Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on July 9, 2004

Number	Description	Method of Filing

10.7	Non-Competition Agreement, dated as of September 30, 2003, by and among the Company, Foxman Family LLC and the Investors named therein	Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on July 9, 2004
10.8	Employment Agreement by and between the Company and Leonard Foxman, dated as of September 30, 2003	Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on July 9, 2004
10.9	Employment Agreement by and between the Company and Theodore Foxman, dated as of September 30, 2003	Incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on July 9, 2004
10.10	Employment Agreement by and between the Company and Stephen J. Hawrysz, dated as of March 1, 2004	Incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on July 9, 2004
10.11	Employment Agreement by and between the Company and Jack Weimer, dated as of September 30, 2003	Incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on July 9, 2004
10.12	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers	Incorporated by reference to Exhibit 10.17 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-130521) filed with the Securities and Exchange Commission on February 21, 2006
10.13	Lease, dated as of December 1, 2003, between Millbrook VI LLC and the Company	Incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 (File No. 333-117274) filed with the Securities and Exchange Commission on July 9, 2004
10.14	Form of Incentive Stock Option Agreement under the 2006 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.19 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-130521) filed with the Securities and Exchange Commission on February 21, 2006
10.15	Form of Non-Qualified Stock Option Agreement under the 2006 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.20 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-130521) filed with the Securities and Exchange Commission on February 21, 2006
10.16	Form of Restricted Stock Award Agreement under the 2006 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.21 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-130521) filed with the Securities and Exchange Commission on February 21, 2006
10.17	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2006 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.22 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-130521) filed with the Securities and Exchange Commission on February 21, 2006

Number	Description	Method of Filing

10.18	Amendment No. 1 to Stockholders Agreement dated February 6, 2005	Incorporated by reference to Exhibit 10.25 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-130521) filed with the Securities and Exchange Commission on February 7, 2006
10.19	Amendment No. 1 to Employment Agreement between the Company and Leonard Foxman dated January 16, 2007	Incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 000-51828) filed with the Securities and Exchange Commission on January 19, 2007
10.20	Amendment No. 1 to Employment Agreement between the Company and Theodore Foxman dated January 16, 2007	Incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 000-51828) filed with the Securities and Exchange Commission on January 19, 2007
10.21	Amendment No. 1 to Employment Agreement between the Company and Steve Hawrysz dated January 16, 2007	Incorporated by reference to Exhibit 10.3 to our Form 8-K (File No. 000-51828) filed with the Securities and Exchange Commission on January 19, 2007
10.22	Amendment No. 1 to Employment Agreement between the Company and Jack Weimer dated January 16, 2007	Incorporated by reference to Exhibit 10.4 to our Form 8-K (File No. 000-51828) filed with the Securities and Exchange Commission on January 19, 2007
10.23	2007 Management Bonus Plan	Incorporated by reference to Exhibit 10.5 to our Form 8-K (File No. 000-51828) filed with the Securities and Exchange Commission on January 19, 2007
10.24	2008 Management Bonus Plan	Incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 000-51828) filed with the Securities and Exchange Commission on November 27, 2007
21.1	Subsidiaries of Eagle Test Systems, Inc.	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
24.1	Powers of Attorney	Included on signature page hereto
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Leonard A. Foxman, Chief Executive Officer, President and Director	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen J. Hawrysz, Chief Financial Officer	Filed herewith
32.1	Section 1350 Certifications, executed by Leonard A. Foxman, Chief Executive Officer, President and Director, and Stephen J. Hawrysz, Chief Financial Officer	Filed herewith