Form 10-Q
period 2007-12-31
Eagle Test Systems, Inc.
filed 2008-02-01
CIK 1290096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
22,974,177 shares of Common Stock, par value $0.01 per share, outstanding as of January 31, 2008.

EAGLE TEST SYSTEMS, INC.
(“The Company”)
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EAGLE TEST SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	September 30,
	2007	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,192	$10,302
Marketable securities	97,820	102,215
Accounts receivable, net of allowances of $596 and $585	23,976	18,238
Inventories	26,265	22,233
Deferred income taxes	5,016	4,410
Prepaid expenses and other current assets	1,371	3,857

Total current assets	171,640	161,255
Property, plant and equipment, net	10,844	10,782
Other assets	542	533

Total assets	$183,026	$172,570

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,676	$6,079
Current portion of capital lease obligations	269	270
Deferred revenue	7,739	6,441
Accrued compensation and related liabilities	3,171	3,357
Accrued income taxes	1,574	416
Other accrued expenses	2,773	2,659

Total current liabilities	24,202	19,222
Long-term liabilities:
Capital lease obligations, less current portion	56	124
Deferred income taxes	825	900
Other long-term liabilities	437	434

Total long-term liabilities	1,318	1,458

Stockholders’ equity:

Preferred stock, par value $0.01 per share 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2007 and September 30, 2007	—	—
Common stock, par value $0.01 per share, 90,000,000 shares authorized, 22,974,177 shares issued and outstanding as of December 31, 2007 and September 30, 2007	230	230
Additional paid in capital	174,764	174,474
Accumulated deficit	(17,488)	(22,814)

Total stockholders’ equity	157,506	151,890

Total liabilities and stockholders’ equity	$183,026	$172,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

EAGLE TEST SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(In thousands, except share and per share data)

	Three Months
	Ended December 31,
	(unaudited)
	2007	2006
Net revenue	$31,000	$24,036
Cost of goods sold	11,939	9,877

Gross profit	19,061	14,159
Operating expenses
Selling, general and administrative	9,292	7,414
Research and development	2,909	2,154

Operating income	6,860	4,591
Interest expense	6	16
Other (income) and expense
Income from marketable securities	(1,148)	(1,254)
Other income	—	(9)

Income before taxes	8,002	5,838
Provision for income taxes	2,676	1,972

Net income	$5,326	$3,866

Net income per share, basic and diluted	$0.23	$0.17

Weighted average shares outstanding, basic	22,974,177	22,834,508
Weighted average shares outstanding, diluted	23,121,758	23,096,885
The accompanying notes are an integral part of these condensed consolidated financial statements.

EAGLE TEST SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	December 31,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income	$5,326	$3,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	912	909
Gain on sale of property and equipment	—	(9)
Non-cash compensation related to stock options	290	5
Deferred income taxes	(681)	(432)
Changes in operating assets and liabilities:
Accounts receivable	(5,738)	6,205
Inventories	(4,032)	564
Prepaid expenses and other current assets	2,486	943
Other assets	(9)	44
Accounts payable	2,597	(1,574)
Deferred revenue	1,298	(5,921)
Accrued compensation and related liabilities	(186)	(2,977)
Accrued income taxes	1,158	328
Other accrued expenses	114	(761)
Other liabilities	3	17

Net cash provided by operating activities	3,538	1,207
Cash flows from investing activities:
Net purchases of marketable securities	—	(3,700)
Net proceeds from the sales of marketable securities	4,395	—
Sale of property and equipment	—	9
Capital expenditures	(974)	(317)

Net cash provided by (used in) investing activities	3,421	(4,008)
Cash flows from financing activities:
Payments of capital lease obligations	(69)	(64)
Proceeds from issuance of common stock, net of issuance costs	—	34,253

Net cash provided by (used in) financing activities	(69)	34,189

Net increase in cash and cash equivalents	6,890	31,388
Cash and cash equivalents at beginning of period	10,302	51,071

Cash and cash equivalents at end of period	$17,192	$82,459

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
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying condensed statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2007, included in the Company’s Annual Report on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the year.
Preparation of Financial Statements and Use of Estimates
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments of a normal recurring nature, which, in the opinion of management, are necessary for the fair statement of the results. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results can differ from those estimates.
Stock Options
     The Company records compensation expense using the fair value of options granted over the vesting period on a straight-line basis including those options that are subject to graded vesting. Under Statement of Financial Accounting Standard (SFAS) No. 123R, the Company uses the Black Scholes Option Pricing Model to determine the fair value of the options granted. This model uses such factors as the market price of the underlying shares at date of issuance, exercise price of the option, the expected term of the option, which is approximately six years, utilizing the simplified method as set forth in Staff Accounting Bulletin (SAB) No. 107, a risk free interest rate range of approximately 3.2% to 4.9% and an expected volatility rate range of approximately 54% to 67% based upon a peer group of companies given limited historical data for the Company’s own stock. The resulting fair value of $2,260 for options granted thus far in fiscal 2008 will be amortized to expense as vesting occurs, which is over approximately five years. Expense recognized under SFAS 123R for the three months ended December 31, 2007 and 2006 was $290 ($242 net of taxes) or $0.01 per basic and diluted share and $5 ($2 net of taxes) or $0.00 per basic and diluted share, respectively.

EAGLE TEST SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
3. Inventories
     Inventories consist of the following:

	December 31,	September 30,
	2007	2007
Raw materials	$8,374	$7,766
Work-in-process	7,514	4,499
Finished goods	8,318	8,317
Inventory at customers under purchase orders	2,059	1,651

	$26,265	$22,233

     The Company’s policy is to establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for products or market conditions. The Company regularly evaluates the ability to realize the value of its inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end-of-life dates, estimated current and future market value and new product introductions. Purchasing and alternative usage options are also explored to mitigate obsolete inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. Inventory of $26,265 is stated net of inventory reserves of $8,903 as of December 31, 2007. Inventory of $22,233 is stated net of inventory reserves of $8,377 as of September 30, 2007. If actual demand for products deteriorates or market conditions are less favorable than those the Company projects, additional inventory reserves may be required.
4. Stockholders’ Equity
Equity Offerings
     On October 3, 2006, the Company completed a public offering to sell 2,000,000 shares of common stock to the public at an offering price of $16.50 per share, generating net proceeds of $30,524, which includes $422 of offering expenses recorded in the fiscal year ended September 30, 2006. Because the shares were sold on September 27, 2006, the transaction was included in stockholders’ equity and the gross proceeds of $31,185 recorded as a receivable from the sale of common stock in the consolidated balance sheet as of September 30, 2006. On October 11, 2006, the underwriters exercised their option to purchase an additional 200,000 shares of common stock at an offering price of $16.50 per share, generating net proceeds of $3,119.

EAGLE TEST SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
5. Net Income Per Share
     Basic net income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per common share reflects the maximum dilution that would have resulted from the assumed exercise of stock options and is computed by dividing net income by the weighted-average number of common shares and all dilutive securities outstanding unless the computation is anti-dilutive.
     A reconciliation between basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended
	December 31,
	2007	2006
Net income	$5,326	$3,866
Basic EPS:
Weighted-average common shares outstanding	22,974,177	22,834,508
Basic net income per common share	$0.23	$0.17

Diluted EPS:
Weighted-average common shares outstanding	22,974,177	22,834,508
Plus impact of stock options	147,581	262,377

Diluted common shares	23,121,758	23,096,885

Diluted EPS	$0.23	$0.17

EAGLE TEST SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
6. Income Taxes
     The Company accounts for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. The Company’s effective tax rate will vary to the extent items used to derive book taxable income are not deductible for income tax purposes. The Company’s income tax expense was $2,676 for a 33.4% effective tax rate, and $1,972 for a 33.8% effective tax rate for the three month periods ended December 31, 2007 and 2006, respectively.
     In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition, and is effective for fiscal years beginning after December 15, 2006. Accordingly, we adopted FIN 48 effective October 1, 2007. The adoption did not have an effect on our results of operations or financial condition. We did not have any unrecognized tax benefits as of October 1, 2007 or December 31, 2007. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of income tax expense, while prior to adoption of FIN 48, this related interest and penalties were recognized as components of interest expense and selling, general and administrative expense, respectively.
     The Company is subject to U.S. federal income tax, as well as income tax from multiple state and foreign jurisdictions. As of December 31, 2007, we are no longer subject to U.S. federal income tax examination for fiscal years before 2005. We are no longer subject to major state or foreign income tax examination for fiscal years before 2004. The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.
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
     The following table shows the details of the product warranty accrual:
Product Warranty Activity

	Three Months Ended
	December 31,
	2007	2006
Balance at beginning of period	$993	$1,068
Warranty expenditures	(750)	(587)
Provisions for warranty	748	268

Balance at end of period	$991	$749

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements And Projections
     This Quarterly Report on Form 10-Q contains forward looking statements. Forward looking statements relate to future events or our future financial performance. We generally identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward looking statements is subject to risks, uncertainties and other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q, and in the “Risk Factors” contained in the Annual Report on Form 10-K for the period ended September 30, 2007. Accordingly, you should not rely upon forward looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward looking statements. The forward looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.
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
     Our business and operating results depend significantly on the level of capital expenditures by companies in the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of over-supply and under-supply, which has resulted in wide fluctuations in demand for our products and services. These demand fluctuations have resulted in significant variations in our revenue, expenses and results of operations in the periods presented. For example, our net revenue in the three months ended December 31, 2007 was $31.0 million, compared to $20.8 million in the three months ended September 30, 2007. Fluctuations are likely to continue in future periods.
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
     Historically, a significant portion of our revenue in each quarter and year has been derived from sales to relatively few customers. While we seek to expand and diversify our customer base, we expect our revenue to continue to be derived from a small number of customers. In the three months ended December 31, 2007, sales to Texas Instruments Incorporated accounted for 45.5% of our net revenue, and sales to our five largest customers accounted for an aggregate of 68.1% of our net revenue. In the three months ended December 31, 2006, sales to Texas Instruments Incorporated and Allegro Microsystems Incorporated accounted for 20.6% and 13.3% of our net revenue, respectively, and sales to our five largest customers accounted for an aggregate of 55.6% of our net revenue.
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
     On October 3, 2006, the Company closed a public offering to sell 2,000,000 shares of common stock to the public at an offering price of $16.50 per share, generating net proceeds of $30,524. Since the shares were sold on September 27, 2006, the transaction was included in stockholders’ equity and the gross proceeds of $31,185 recorded as a receivable from sale of common stock as of September 30, 2006. On October 11, 2006, the underwriters exercised their option to purchase an additional 200,000 shares, generating net proceeds of $3,119. The Company retained the proceeds for working capital and general corporate purposes.

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
     Stock-Based Compensation. We expense stock options based upon the fair market value on the date of grant. We are amortizing the fair market value of options granted over the vesting service period of the options. Under Statement of Financial Accounting Standard (SFAS) No. 123R, the Company uses the Black Scholes Option Pricing Model to determine the fair value of the options granted. This model uses such factors as the market price of the underlying shares at date of issuance, exercise price of the option, the expected term of the option, which is approximately six years, utilizing the simplified method as set forth in Staff Accounting Bulletin (SAB) No. 107, a risk free interest rate range of approximately 3.2% to 4.9% and an expected volatility rate range of approximately 54% to 67% based upon a peer group of companies given limited historical data for the Company’s own stock. Expense recognized for the three months ended December 31, 2007 and 2006 was $290 and $5, respectively.
     Income Taxes. In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition, and is effective for fiscal years beginning after December 15, 2006. Accordingly, we adopted FIN 48 effective October 1, 2007. The adoption did not have an effect on our results of operations or financial condition. We did not have any unrecognized tax benefits as of October 1, 2007 or December 31, 2007.
Results of Operations
     The following sets forth certain operating data as a percentage of net revenue for the periods presented:

	Three Months
	Ended
	December 31,
	2007	2006
Net revenue	100.0%	100.0%
Cost of goods sold	38.5	41.1

Gross profit	61.5	58.9
Operating expenses
Selling, general and administrative	30.0	30.8
Research and development	9.4	9.0

Operating income	22.1	19.1
Interest expense	—	0.1
Income from marketable securities	(3.7)	(5.3)

Income before taxes	25.8	24.3

Provision for income taxes	8.6	8.2

Net income	17.2%	16.1%

     The following sets forth our net revenue breakdown by geographic region, in thousands and as a percentage of net revenue, during the periods presented. Substantially all of our revenue to date has been denominated in United States dollars in thousands.

	Three Months Ended
	December 31,
	2007		2006
United States	$9,388	30.3%	$11,321	47.1%
China	3,953	12.8	*	*
Malaysia	10,290	33.2	5,004	20.8
Other	7,369	23.7	7,711	32.1

Total	$31,000	100.0%	$24,036	100.0%

*	Less than 10% of total revenues

     The following customers accounted for 10% or more of our net revenue in one or more of the periods presented:

	Three Months
	Ended
	December 31,
	2007		2006
Allegro Microsystems Incorporated	*	%	13.3%
Texas Instruments Incorporated	45.5		20.6

*	Less than 10% of total revenues.
     Comparison of Three Months Ended December 31, 2007 and 2006
     Net Revenue. Net revenue increased to $31.0 million in the three months ended December 31, 2007, an increase of $7.0 million or 29.0% over the comparable period in the preceding year. This increase was primarily due to a $9.1 million increase in test system sales to Texas Instruments Incorporated.
     Gross Profit. Gross profit was $19.1 million, or 61.5% of net revenue, in the three months ended December 31, 2007 and $14.2 million, or 58.9% of net revenue, in the same period in the prior fiscal year. The increase in gross profit as a percentage of net revenue was primarily due to increased sales and better utilization of overhead costs and manufacturing personnel due to higher volume production as compared to the same period in the prior fiscal year. Additionally, gross profit percentage in the prior fiscal year was adversely impacted by additional inventory reserves of $0.3 million.
     Selling, General and Administrative. SG&A expenses were $9.3 million, or 30.0% of net revenue, in the three months ended December 31, 2007, and $7.4 million, or 30.8% of net revenue, in the same period in the prior fiscal year, an increase of $1.9 million. The increase in SG&A expenses in the current quarter compared to the same period in the prior year was primarily due to $0.7 million of additional incentive compensation and warranty accruals as a result of increased system sales and better operating performance, and $0.6 million of increased personnel costs related to sales and application engineers hired during the past year to support new customer initiatives, both domestically and internationally.
     Research and Development. R&D expenses were $2.9 million, or 9.4% of net revenue, in the three months ended December 31, 2007, and $2.2 million, or 9.0% of net revenue, in the same period in the prior fiscal year, an increase of $0.8 million. The increase in R&D expenses in the current quarter compared to the same period in the prior year was primarily due to $0.3 million in additional personnel and related facility costs for headcount and $0.4 million in additional contract R&D expenditures for project related work.
     Interest Expense. Interest expense was $6,000 and $16,000 for the three months ended December 31, 2007 and 2006, respectively. Interest expense is related to our capital lease obligations.
     Other Income. Other income decreased to income of $1.1 million for the three months ended December 31, 2007, compared to $1.3 million for the same period in the prior fiscal year, primarily due to an increase in the percentage of tax exempt investments included in our investment portfolio, which earn a lower rate of interest.
     Provision for Income Taxes. Our income tax expense was $2.7 million, a 33.4% effective tax rate, in the three months ended December 31, 2007 and $2.0 million, a 33.8% effective tax rate, in the same period in the prior fiscal year.

Liquidity and Capital Resources
     Since our inception and prior to our initial public offering closed on March 14, 2006, we have financed our operations primarily through cash generated from operations. On October 3, 2006, we closed a public offering to sell 2,000,000 shares of common stock, generating net proceeds of $30.9 million. Since the shares were sold on September 27, 2006, the transaction was included in stockholders’ equity and the gross proceeds of $31.2 million was recorded as a receivable from sale of common stock as of September 30, 2006. On October 11, 2006, the underwriters exercised their option to purchase an additional 200,000 shares, generating net proceeds of $3.1 million
     Our balance in cash, cash equivalents and marketable securities increased from $112.5 million as of September 30, 2007 to $115.0 million as of December 31, 2007. Operating activities during the three months ended December 31, 2007 provided cash of $3.5 million, due to income of $5.3 million resulting primarily from sales of test systems, an increase of $2.6 million in accounts payable due to a standard lag in payment on purchases used to support increased sales activity, a $2.5 decrease in other current assets resulting primarily from a decrease in prepaid income taxes and a $1.2 million increase in accrued income taxes due to higher operating levels. These increases in working capital were offset in part by uses of working capital driven by an increase in accounts receivable (net of deferred revenue) of $4.4 million due to increased sales activity, and an increase in inventory of $4.0 million due to additional component purchases, work-in-process, and finished goods to support projected sales activity. Investing activities used cash to purchase capital equipment of $1.0 million, which primarily represented test and computer equipment for use in product and application development.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of December 31, 2007, most of our investments represent investment-grade securities focused on preservation of principal, with interest rates that are reset every 7 to 28 days, and have a put option to convert to cash within 2 to 5 days.
     Our investments are principally in municipal bonds that are either variable rate demand notes or auction rate securities. The variable rate demand notes are backed by a letter of credit of major A-rated financial institutions and the interest rates are reset every 7 to 28 days. These instruments are considered highly liquid and high quality municipal instruments, which are rated A or better. Auction rate securities obtain monoline insurance to provide a guaranty and increase the investment grade of the municipal bond. Recently, some of these monoline insurance companies have come under pressure due to their exposure to loans in the sub prime mortgage market and to collateralized debt obligation instruments. Some of these monoline insurers have themselves been downgraded from a AAA rating to a AA rating. We do not have any investments that are directly related to the sub prime mortgage market or to collateralized debt obligation instruments. We have determined that our investments in municipal bonds continue to meet our investment criteria and liquidity requirements. None of our investments are currently on credit watch or are trading below par value.
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
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable.
Item 1A. Risk Factors
     Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	On March 8, 2006, our registration statement on Form S-1 (Registration No. 333-130521) was declared effective for our initial public offering, pursuant to which we offered and sold 6,130,000 shares of common stock and received net proceeds of approximately $88.7 million. We used these proceeds to repurchase all of our senior subordinated notes and to redeem all outstanding shares of our redeemable preferred stock, and to pay offering related expenses. As of December 31, 2007, we retained approximately $23.6 million of these net proceeds, none of which were used during the three month period ended December 31, 2007. We intend to use the remaining $23.6 million of the net proceeds from our initial public offering for general corporate purposes, including working capital and possible acquisitions and investments. We currently have no agreements or commitments with respect to any acquisitions or investments and we do not currently have any acquisitions or investments planned. Pending specific application of our net proceeds, we plan to invest our net proceeds in government securities and other short-term, investment-grade, marketable securities.

(c)	Not applicable

Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     On January 31, 2008, we held our Annual Meeting of Stockholders. At the meeting, the stockholders re-elected Theodore D. Foxman and William H. Gibbs to the Board of Directors, each to serve for a three-year term as a Class II Director. Michael C. Child, Leonard A. Foxman, Ross W. Manire and David B. Mullen also continued as Directors after the meeting. The 19,456,596 shares represented at the meeting voted as follows: 19,351,165 votes were cast for Mr. Foxman’s election; 105,431 votes were cast to withhold authority for Mr. Foxman; 16,043,322 votes were cast for Mr. Gibbs’ election; 3,413,274 votes were cast to withhold authority for Mr. Gibbs.
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

EAGLE TEST SYSTEMS, INC.
Date: February 1, 2008	By:	/s/ Leonard A. Foxman
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