Form 10-Q
period 2008-03-31
Eagle Test Systems, Inc.
filed 2008-05-02
CIK 1290096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,974,177 shares of Common Stock, par value $0.01 per share, outstanding as of April 30, 2008.

Table of Contents
EAGLE TEST SYSTEMS, INC.
(“The Company”)
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EAGLE TEST SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	September 30,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,781	$10,302
Marketable securities	31,110	102,215
Accounts receivable, net of allowances of $534 and $585 as of March 31, 2008 and September 30, 2007, respectively	24,047	18,238
Inventories	36,056	22,233
Deferred income taxes	4,873	4,410
Prepaid expenses and other current assets	1,750	3,857

Total current assets	143,617	161,255
Property, plant and equipment, net	12,676	10,782
Marketable securities	35,858	—
Deferred income taxes	354	—
Other assets	562	533

Total assets	$193,067	$172,570

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,667	$6,079
Current portion of capital lease obligations	265	270
Deferred revenue	7,457	6,441
Accrued compensation and related liabilities	4,104	3,357
Accrued income taxes	173	416
Other accrued expenses	3,814	2,659

Total current liabilities	29,480	19,222
Long-term liabilities:
Capital lease obligations, less current portion	36	124
Deferred income taxes	—	900
Other long-term liabilities	438	434

Total long-term liabilities	474	1,458

Stockholders’ equity:

Preferred stock, par value $0.01 per share 10,000,000 shares authorized, no shares issued or outstanding	—	—

Common stock, par value $0.01 per share, 90,000,000 shares authorized, 22,974,177 shares issued and outstanding	230	230
Additional paid in capital	175,170	174,474
Accumulated deficit	(11,494)	(22,814)
Accumulated other comprehensive income (loss)	(793)	—

Total stockholders’ equity	163,113	151,890

Total liabilities and stockholders’ equity	$193,067	$172,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

EAGLE TEST SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(In thousands, except share and per share data)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Net revenue	$33,134	$21,308	$64,134	$45,344
Cost of goods sold	12,594	8,420	24,533	18,296

Gross profit	20,540	12,888	39,601	27,048
Operating expenses
Selling, general and administrative	9,213	8,668	18,505	16,083
Research and development	3,293	2,208	6,202	4,362

Operating income	8,034	2,012	14,894	6,603
Interest expense	3	235	8	251
Other (income) and expense
Income from marketable securities	(1,071)	(1,212)	(2,219)	(2,467)
Other income	—	—	—	(9)

Income before taxes	9,102	2,989	17,105	8,828
Provision for income taxes	3,108	1,150	5,785	3,123

Net income	$5,994	$1,839	$11,320	$5,705

Net income per share, basic and diluted	$0.26	$0.08	$0.49	$0.25

Weighted average shares outstanding, basic	22,974,177	22,895,803	22,974,177	22,864,818

Weighted average shares outstanding, diluted	23,096,408	23,122,421	23,109,083	23,099,357

Comprehensive Income:
Net income	$5,994	$1,839	$11,320	$5,705
Unrealized (loss) on marketable securities, net of taxes	(793)	—	(793)	—

Comprehensive income	$5,201	$1,839	$10,527	$5,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

EAGLE TEST SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	March 31,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net income	$11,320	$5,705

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,829	1,800
Gain on sale of property and equipment	—	(9)
Non-cash compensation related to stock options	696	179
Excess tax benefits from stock based compensation	—	(316)
Deferred income taxes	(1,193)	(1,949)
Changes in operating assets and liabilities:
Accounts receivable	(5,809)	3,659
Inventories	(13,780)	2,538
Prepaid expenses and other current assets	2,107	352
Other assets	(29)	70
Accounts payable	7,588	(2,467)
Deferred revenue	1,016	(3,888)
Accrued compensation and related liabilities	747	(2,178)
Accrued income taxes	(243)	247
Other accrued expenses	1,155	(264)
Other liabilities	4	21

Net cash provided by operating activities	5,408	3,500
Cash flows from investing activities:
Net purchases of marketable securities	—	(3,700)
Net proceeds from the sales of marketable securities	33,930	—
Sale of property and equipment	—	9
Capital expenditures	(3,766)	(1,102)

Net cash provided by (used in) investing activities	30,164	(4,793)
Cash flows from financing activities:
Payments of capital lease obligations	(93)	(111)
Proceeds from issuance of common stock, net of issuance costs	—	34,744
Excess tax benefits from stock based compensation	—	316

Net cash provided by (used in) financing activities	(93)	34,949

Net increase in cash and cash equivalents	35,479	33,656
Cash and cash equivalents at beginning of period	10,302	51,071

Cash and cash equivalents at end of period	$45,781	$84,727

Supplemental disclosure:
Transfer of equipment from fixed assets to inventory	$43	$506
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
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States. The accompanying unaudited condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2007, included in the Company’s Annual Report on Form10-K. The results for interim periods are not necessarily indicative of the results to be expected for the year.
Preparation of Financial Statements and Use of Estimates
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present fairly the results of operations for the interim period. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results can differ from those estimates.
Stock Options
     The Company records compensation expense using the fair value of options granted over the vesting period on a straight-line basis including those options that are subject to graded vesting. Under Statement of Financial Accounting Standard (SFAS) No. 123R, the Company uses the Black Scholes Option Pricing Model to determine the fair value of the options granted. This model uses such factors as the market price of the underlying shares at date of issuance, exercise price of the option, the expected term of the option, which is approximately six years, utilizing the simplified method as set forth in Staff Accounting Bulletin (SAB) No. 107, a risk free interest rate range of approximately 2.1% to 4.9%, and an expected volatility rate range of approximately 54% to 67%, based upon a peer group of companies given limited historical data for the Company’s own stock. On December 21, 2007, SAB No. 110 was issued which extended the use of the simplified method, which was set to expire on December 31, 2007, in certain situations when sufficient option exercise history does not exist. The Company continues to use the simplified method, due to the lack of sufficient option exercise history. The resulting fair value of $2,487 for options granted thus far in fiscal 2008 will be amortized to expense as vesting occurs, which is typically over five years. Expense recognized under SFAS No. 123R for the three months ended March 31, 2008 and 2007 was $407 ($393 net of taxes) or $0.02 per basic and diluted share and $174 ($152 net of taxes) or $0.01 per basic and diluted share, respectively. Expense recognized under SFAS 123R for the six months ended March 31, 2008 and 2007 was $696 ($635 net of taxes) or $0.03 per basic and diluted share and $179 ($154 net of taxes) or $0.01 per basic and diluted share, respectively.

EAGLE TEST SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
3. Marketable Securities
     At March 31, 2008 and September 30, 2007, the Company’s marketable securities were invested in variable rate demand notes (VRDNs) and auction rate securities (ARSs). The VRDNs have a put option back to the financial institution remarketing agent that provides for liquidity within 2 to 5 days and these instruments trade at par value. Since the put option is not with the original issuer, the VRDNs are classified as marketable securities available for sale. As of March 31, 2008, the Company had $37,175 of auction rate securities (ARSs), which are variable rate securities, most of which are AA/AAA rated and collateralized by student loans ($28,850 at par) or municipal revenues ($8,325 at par) and are substantially guaranteed by a U.S. Department of Education agency or a third party insurer. The ARSs are typically bought and sold in a Dutch auction process that resets the interest rate through buyers and sellers stipulating the reset interest rate for the par value of the securities. While the underlying securities for the ARSs have a long-term nominal maturity, the interest rate is reset through a Dutch auction process at predetermined intervals of 7 to 35 days. Starting in mid February 2008, the Company experienced difficulties in selling the ARSs due to the failure of auctions. These failed auctions represent market liquidity risk and not defaults or credit events. Holders of the securities continue to receive interest on the investment, currently at a predetermined maximum rate based on a spread above named market rate indices or a penalty interest rate stipulated in the bond indenture, and the securities will be auctioned every 7 to 35 days until the auction succeeds, the issuer calls the securities or they mature. Based upon the Company’s analysis and a model, which included factors such as type of security, tax status, credit quality, duration, insurance and the portfolio composition as well as observable market data including yield or spreads of trading instruments, the Company recorded an unrealized loss of $1,317 ($793 net of tax) at March 31, 2008. Pursuant to Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities, as well as other related accounting guidance, we considered whether the recent liquidity issues and decline in value is temporary as of March 31, 2008. Accordingly, we recorded the unrealized loss as a component of Accumulated Other Comprehensive Income. The Company has the intent and ability to hold these ARSs until the recent liquidity issues become resolved, which management believes could take more than 12 months. Therefore, we reclassified the estimated fair value of these ARSs as noncurrent assets as of March 31, 2008.
The carrying value of marketable securities as of the dates indicated are as follows:

	March 31,	September 30,
	2008	2007
Short-term marketable securities:
Auction rate securities	$—	$53,940
Variable rate demand notes	31,110	48,275

	$31,110	$102,215

Long-term marketable securities:
Auction rate securities	$35,858	$—

	$35,858	$—

4. Inventories
     Inventories consist of the following:

	March 31,	September 30,
	2008	2007
Raw materials	$14,593	$7,766
Work-in-process	8,543	4,499
Finished goods	10,894	8,317
Inventory at customers under purchase orders	2,026	1,651

	$36,056	$22,233

     The Company’s policy is to establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for products or market conditions. The Company regularly evaluates the ability to realize the value of its inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end-of-life dates, estimated current and future market value and new product introductions. Purchasing and alternative usage options are also explored to mitigate obsolete inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. Inventory of $36,056 is stated net of inventory reserves of $8,560 as of March 31, 2008. Inventory of $22,233 is stated net of inventory reserves of $8,377 as of September 30, 2007. If actual demand for products deteriorates or market conditions are less favorable than those the Company projects, additional inventory reserves may be required.

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
6. Net Income Per Share
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
     A reconciliation between basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31
	2008	2007	2008	2007
Net income	$5,994	$1,839	$11,320	$5,705
Basic EPS:
Weighted-average common shares outstanding	22,974,177	22,895,803	22,974,177	22,864,818
Basic net income per common share	$0.26	$0.08	$0.49	$0.25

Diluted EPS:
Weighted-average common shares outstanding	22,974,177	22,895,803	22,974,177	22,864,818
Plus impact of stock options	122,231	226,618	134,906	234,539

Diluted common shares	23,096,408	23,122,421	23,109,083	23,099,357

Diluted EPS	$0.26	$0.08	$0.49	$0.25

7. Other Comprehensive Income
     Comprehensive income is comprised of two components, net income and other comprehensive income. The components of other comprehensive income, and related tax effects were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31
	2008	2007	2008	2007
Unrealized losses on marketable securities, net of taxes of $(524) and $0	$(793)	$—	$(793)	$—

Other comprehensive income (loss), net of taxes	$(793)	$—	$(793)	$—

At March 31, 2008, we held marketable securities in auction rate securities that have failed the Dutch auction process that is used for setting interest rates on these types of securities. The interest rates on these securities have been set at rates for failed auctions set forth in the bond indentures and typically are set using some factor above a named market index for short term investments of a similar nature, or a penalty interest rate named in the bond indenture. Based upon our analysis and a valuation model, which included factors such as type of security, tax status, credit quality, duration, insurance and the portfolio composition as well as observable market data including yield or spreads of trading instruments, we recorded a valuation allowance of $1,317 ($793 net of tax) related to these investments. The failed auctions were considered by management to be an impairment indicator under Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities; however, based upon the fact that the underlying securities have retained their ratings and since the investment continues to pay interest at or above market rates, we believe this decline in value is temporary. Accordingly, we have recorded this allowance as a component of Accumulated Other Comprehensive Income (Loss) and included the unrealized loss in determining comprehensive income for the three and six months ended March 31, 2008.

EAGLE TEST SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
8. Income Taxes
     The Company accounts for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. The Company’s effective tax rate will vary to the extent items used to derive book taxable income are not deductible for income tax purposes. The Company’s income tax expense was $3,108 for a 34.1% effective tax rate, and $5,785 for a 33.8% effective tax rate, for the three and six months ended March 31, 2008, respectively. The Company’s income tax expense was $1,150 for a 38.5% effective tax rate, and $3,123 for a 35.4% effective tax rate, for the three and six months ended March 31, 2007, respectively. The primary reason for the difference in the effective tax rates for the three and six month periods ended March 31, 2007, is the retroactive reinstatement of the research and development tax credit during the three months ended December 31, 2006.
     In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company adopted FIN 48 effective October 1, 2007. The adoption did not have an effect on the results of operations or financial condition. The Company did not have any unrecognized tax benefits as of October 1, 2007 or March 31, 2008. If interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of income tax expense, while prior to adoption of FIN 48, this related interest and penalties were recognized as components of interest expense and selling, general and administrative expense, respectively.
     The Company is subject to U.S. federal income tax, as well as income tax from multiple state and foreign jurisdictions. As of March 31, 2008, we are no longer subject to U.S. federal income tax examination for fiscal years before 2005. We are no longer subject to major state or foreign income tax examination for fiscal years before 2004. The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations for fiscal 2004 currently in progress.
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
     The following table shows the details of the product warranty accrual:
Product Warranty Activity

	Six Months Ended
	March 31,
	2008	2007
Balance at beginning of period	$993	$1,068
Warranty expenditures	(1,213)	(1,199)
Provisions for warranty	1,311	826

Balance at end of period	$1,091	$695

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
     Historically, a significant portion of our revenue in each quarter and year has been derived from sales to relatively few customers. While we seek to expand and diversify our customer base, we expect our revenue to continue to be derived from a small number of customers. In the three months ended March 31, 2008, sales to Texas Instruments Incorporated and Fairchild Semiconductor International, Inc. accounted for 60.2% and 11.4% of our net revenue, respectively, and sales to our five largest customers accounted for an aggregate of 81.1% of our net revenue. In the three months ended March 31, 2007, sales to Texas Instruments Incorporated and ON Semiconductor Corporation accounted for 42.6% and 17.0% of our net revenue, respectively, and sales to our five largest customers accounted for an aggregate of 74.9% of our net revenue.
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
     Marketable Securities. We invest available cash in marketable securities as part of our cash management practices. Generally all of these investments are highly liquid in nature; however, investments that have maturities of greater than 90 days from the date of purchase are classified as marketable securities. Classification of marketable securities as current or non-current is dependent on management’s intended holding period, the securities maturity date and liquidity considerations based upon market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date or if the market effectively prevents their liquidation or resale, the investments are classified as non-current. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity. In the absence of successful auctions to sell auction rate securities, we determine fair value of our auction rate securities using a valuation model which factors in the type of security, tax status, credit quality, duration, insurance and the portfolio composition as well as observable market data including yield or spreads of trading instruments.
     Market fluctuations in marketable securities are reflected in other comprehensive income unless a market decline is considered to be other than temporary. The Company records unrealized impairment losses of other-than-temporary impairments in investments if the market value of an investment remains significantly below cost for more than six consecutive months and the decline is considered permanent. Realized gains and losses on sales of marketable securities are determined based upon average cost.
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
     Stock-Based Compensation. We expense stock options based upon the fair market value on the date of grant. We are amortizing the fair market value of options granted over the vesting service period of the options. Under Statement of Financial Accounting Standard (SFAS) No.123R, the Company uses the Black Scholes Option Pricing Model to determine the fair value of the options granted. This model uses such factors as the market price of the underlying shares at date of issuance, exercise price of the option, the expected term of the option, which is approximately six years, utilizing the simplified method as set forth in Staff Accounting Bulletin (SAB) No.107, as extended by SAB No. 110, a risk free interest rate range of approximately 2.1% to 4.9% and an expected volatility rate range of approximately 54% to 67% based upon a peer group of companies given limited historical data for the Company’s own stock. Expense recognized for the three and six months ended March 31, 2008 was $407 and $696, respectively. Expense recognized for the three and six months ended March 31, 2007 was $174 and $179, respectively.
     Income Taxes. In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition, and is effective for fiscal years beginning after December 15, 2006. Accordingly, we adopted FIN 48 effective October 1, 2007. The adoption did not have an effect on our results of operations or financial condition. We did not have any unrecognized tax benefits as of October 1, 2007 or March 31, 2008.
Results of Operations
     The following sets forth certain operating data as a percentage of net revenue for the periods presented:

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	38.0	39.5	38.3	40.4

Gross profit	62.0	60.5	61.7	59.6
Operating expenses
Selling, general and administrative	27.8	40.7	28.8	35.4
Research and development	9.9	10.4	9.7	9.6

Operating income	24.3	9.4	23.2	14.6
Interest expense	—	1.1	—	0.5
Income from marketable securities	(3.2)	(5.7)	(3.5)	(5.4)

Income before taxes	27.5	14.0	26.7	19.5
Provision for income taxes	9.4	5.4	9.0	6.9

Net income	18.1%	8.6%	17.7%	12.6%

     The following sets forth our net revenue breakdown by geographic region, in thousands and as a percentage of net revenue, during the periods presented. Substantially all of our revenue to date has been denominated in United States dollars in thousands.

	Three Months Ended				Six Months Ended
	March 31,				March 31
	2008		2007		2008		2007
United States	$9,933	30.0%	$11,273	52.9%	$19,331	30.1%	$22,601	49.9%
Malaysia	12,909	38.9	2,903	13.6	23,184	36.2	7,898	17.4
Philippines	*	*	2,401	11.3	*	*	*	*
Other	10,292	31.1	4,731	22.2	21,619	33.7	14,845	32.7

Total	$33,134	100.0%	$21,308	100.0%	$64,134	100.0%	$45,344	100.0%

*	Less than 10% of total revenues

The following customers accounted for 10% or more of our net revenue in one or more of the periods presented:

	Three Months				Six Months
	Ended				Ended
	March 31,				March 31,
	2008		2007		2008		2007
Allegro MicroSystems, Incorporated	*	%	*	%	*	%	10.5%
Fairchild Semiconductor International, Inc.	11.4		*		*		*
ON Semiconductor Corporation	*		17.0		*		*
Texas Instruments Incorporated	60.2		42.6		53.0		31.0

*	Less than 10%.
     Comparison of Three and Six Months Ended March 31, 2008 and 2007
     Net Revenue. Net revenue increased to $33.1 million in the three months ended March 31, 2008, an increase of $11.8 million or 55.5% over the comparable period in the preceding year. This increase was primarily due to a $10.9 million increase in test system sales to Texas Instruments Incorporated.
     Net revenue increased to $64.1 million in the six months ended March 31, 2008, an increase of $18.8 million or 41.4% over the comparable period in the preceding year. This increase was primarily due to a $20.0 million increase in test system sales to Texas Instruments Incorporated.
     Gross Profit. Gross profit was $20.5 million, or 62.0% of net revenue, in the three months ended March 31, 2008 and $12.9 million, or 60.5% of net revenue, in the same period in the prior fiscal year. Gross profit percentage in the prior fiscal year was adversely impacted by additional inventory reserves of $0.5 million.
     For the six months ended March 31, 2008, gross profit was $39.6 million, or 61.7% of net revenue as compared to $27.0 million or 59.6% of net revenue in the same period in the prior fiscal year. Gross profit percentage in the prior fiscal year was adversely impacted by additional inventory reserves of $0.7 million. Additionally, in the six months ended March 31, 2008, the gross margin percentage benefited from more favorable product mix than those systems sold in the six months ended March 31, 2007.
     Selling, General and Administrative. SG&A expenses were $9.2 million, or 27.8% of net revenue, in the three months ended March 31, 2008, and $8.7 million, or 40.7% of net revenue, in the same period in the prior fiscal year, an increase of $0.5 million. The increase in SG&A expenses in the current quarter compared to the same period in the prior year was primarily due to $0.7 million of additional commission, incentive compensation and warranty accruals as a result of increased system sales and better operating performance, and $0.6 million of increased personnel costs related to sales and application engineers hired during the past year to support new customer initiatives, both domestically and internationally. These current period increases were offset in part by one-time expenses of $0.7 million recorded in the three months ended March 31, 2007 in connection with defense and settlement of employment claims.
     For the six months ended March 31, 2008, SG&A expenses were $18.5 million, or 28.8% of net revenue, and $16.1 million, or 35.4% of net revenue, in the same period in the prior fiscal year, an increase of $2.4 million. The increase was primarily due to $1.4 million of additional commission, incentive compensation and warranty accruals as a result of increased system sales and better operating performance, and $0.9 million of increased personnel costs related to sales and application engineers hired during the past year to support new customer initiatives, both domestically and internationally.
     Research and Development. R&D expenses were $3.3 million, or 9.9% of net revenue, in the three months ended March 31, 2008, and $2.2 million, or 10.4% of net revenue, in the same period in the prior fiscal year, an increase of $1.1 million. The increase in R&D expenses in the current quarter compared to the same period in the prior year was primarily due to $0.3 million in additional personnel and related facility costs for headcount and $0.6 million in additional contract R&D expenditures for project related work.
     For the six months ended March 31, 2008, R&D expenses were $6.2 million, or 9.7% of net revenue, and $4.4 million, or 9.6% of net revenue, in the same period in the prior fiscal year, an increase of $1.8 million. The increase in R&D expenses in the current period compared to the same period in the prior year was primarily due to $0.6 million in additional personnel and related facility costs for headcount and $1.0 million in additional contract R&D expenditures for project related work.

     Interest Expense. Interest expense was $3 and $235 for the three months ended March 31, 2008 and 2007, respectively. Interest expense is related to our capital lease obligations. Additionally, interest expense for the three months ended March 31, 2007 includes $226 related to a tax method change related to the tax treatment of deferred revenue.
     Interest expense was $8 and $251 for the six months ended March 31, 2008 and 2007, respectively. The decrease is due to the same factors as noted for the three months ended March 31, 2008 and 2007.
     Other Income. Other income decreased to $1.1 million for the three months ended March 31, 2008, compared to $1.2 million for the same period in the prior fiscal year, primarily due to an increase in the percentage of tax-exempt investments included in our investment portfolio, which earn a lower rate of interest.
     Other income decreased to $2.2 million for the six months ended March 31, 2008, compared to $2.5 million for the same period in the prior fiscal year, due to the same factors as noted for the three months ended March 31, 2008 and 2007.
     Provision for Income Taxes. Our income tax expense was $3.1 million, a 34.1% effective tax rate, in the three months ended March 31, 2008 and $1.2 million, a 38.5% effective tax rate, in the same period in the prior fiscal year. The primary reason for the difference in the effective tax rates for these periods was the increase in tax-exempt investment income.
     Income tax expense was $5.8 million and $3.1 million, and the effective tax rate was 33.8% and 35.4%, in the six months ended March 31, 2008 and 2007, respectively. The primary reason for the difference in the effective tax rates is the same factors as noted for the three months ended March 31, 2008 and 2007.

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
     Our balance in cash, cash equivalents and marketable securities increased from $112.5 million as of September 30, 2007 to $112.7 million as of March 31, 2008. Operating activities during the six months ended March 31, 2008 provided cash of $5.4 million, due to income of $11.3 million resulting primarily from sales of test systems, an increase of $7.6 million in accounts payable due to a standard lag in payment on purchases used to support increased sales activity, a $2.1 million decrease in other current assets resulting primarily from a decrease in prepaid income taxes and a $1.7 million increase in all other accrued expenses due to higher operating levels. These increases in working capital were offset in part by uses of working capital driven by an increase in accounts receivable (net of deferred revenue) of $4.8 million due to increased sales activity, and an increase in inventory of $13.8 million due to additional component purchases, work-in-process, and finished goods to support projected sales activity. Investing activities used cash to purchase capital equipment of $3.8 million, which primarily represented test and computer equipment for use in product and application development.
     We believe our existing cash balance and marketable securities will be adequate to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. To the extent that our existing cash, cash equivalents and short-term investments and any cash from operations are insufficient to fund our future activities, we may need to raise additional funds through bank lines of credit or public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us, or at all.
     As of March 31, 2008, the Company had $35.9 million of auction rate securities (ARSs), which are variable rate securities, most of which are AA/AAA rated and collateralized by student loans ($28.9 million at par) or municipal revenues ($8.3 million at par) and are substantially guaranteed by a U.S. Department of Education agency or a third party insurer. The ARSs are typically bought and sold in a Dutch auction process that resets the interest rate through buyers and sellers stipulating the reset interest rate for the par value of the securities. While the underlying securities for the ARSs have a long-term nominal maturity, the Dutch auction process occurs at predetermined intervals of 7 to 35 days. Starting in mid February 2008, the Company experienced difficulties in selling additional ARSs due to the failure of the auction mechanism as a result of sell orders exceeding buy orders for these securities. These failed auctions represent market liquidity risk and not defaults or credit events. Holders of the securities continue to receive interest on the investment, currently at a predetermined maximum rate based on a spread above named market rate indices or a penalty interest rate stipulated in the bond indenture, and the securities will be auctioned every 7 to 35 days until the auction succeeds, the issuer calls the securities or they mature. Based upon a valuation model, which included factors such as type of security, tax status, credit quality, duration, insurance and the portfolio composition as well as observable market data including yield or spreads of trading instruments, we recorded an unrealized loss of $1.3 million as of March 31, 2008 against the par value of $37.2 million of these investments. Our estimate of fair value was based upon information currently available and the underlying nature of the ARSs in light of recent liquidity issues. Pursuant to Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities, as well as other related accounting guidance, we considered whether the recent liquidity issues and decline in value is temporary as of March 31, 2008. Accordingly, we recorded the unrealized loss as a component of Accumulated Other Comprehensive Income. Should the ARSs continue to fail and if the Company requires these funds for operating purposes, we may be required to charge the unrealized and any realized loss on these ARSs to the results of operations in future periods. At this time the Company does not believe that these investments are other than temporarily impaired or that the inability to sell the securities at par value will have a material impact on the Company’s liquidity or financial position. The Company has the intent and ability to hold these ARSs until the recent liquidity issues become resolved, which management believes could take more than 12 months. Therefore, we reclassified the estimated fair value of these ARSs, or approximately $35.9 million, as noncurrent assets as of March 31, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of March 31, 2008, the Company had total marketable securities of $67.0 million. $31.1 million of the investments are comprised of AA or better-rated variable rate demand notes (VRDNs), which are financial instruments, backed by a letter of credit of major A-rated financial institutions. Interest rates on the VRDNs investments are reset every 7 to 28 days by the financial institution backing the instrument by considering key current short-term indices such as LIBOR or the BMA Index for short-term rates and other investment instrument characteristics with the intent to provide instrument holders with market rate returns. The holders have the option to continue to hold the instrument or require the market maker to purchase the security at par. In addition, VRDNs can be sold at par back to the financial institution backing the instrument within 3 to 5 business days. The remaining $35.9 million represent auction rate securities (ARSs) which are variable rate securities most of which are AA/AAA rated that are collateralized by student loans ($28.9 million at par) or municipal revenues ($8.3 million at par) and are substantially guaranteed by a U.S. Department of Education agency or a third party insurer.
     During the March 2008 quarter, the Company sold approximately $12.7 million in ARSs at par in the normal course of administering its investments. The ARSs are typically bought and sold in a Dutch auction process that resets the interest rate through buyers and sellers stipulating the reset interest rate. While the underlying securities for the ARSs have a long-term nominal maturity, the Dutch auction process occurs at predetermined intervals of 7 to 35 days. Starting in mid February 2008, the Company experienced difficulties in selling additional ARSs due to the failure of the auction mechanism as a result of sell orders exceeding buy orders for these securities. These failed auctions represent market liquidity risk and not defaults or credit events. Holders of the securities continue to receive interest on the investment, currently at a predetermined maximum rate based on a spread above named market rate indices or a penalty interest rate stipulated in the bond indenture, and the securities will be auctioned every 7 to 35 days until the auction succeeds, the issuer calls the securities or they mature. Accordingly, because there may be no effective mechanism for selling the ARSs before maturity, the Company has classified these as long-term assets.
     As of March 31, 2008, we performed an assessment of the fair value of our ARSs using a valuation model which factored in the type of security, tax status, credit quality, duration, insurance and the portfolio composition as well as observable market data including yield or spreads of trading instruments. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity. As a result, the Company recorded an unrealized loss of $1.3 million related to certain ARS investments. However, based upon the fact that the underlying securities have retained their ratings and since the investment continues to pay interest at or above market rates, we believe this decline in value is temporary and as such have recorded this valuation allowance as a component of Accumulated Other Comprehensive Income. Should the ARSs continue to fail and if the Company requires these funds for operating purposes, management may be required to charge the unrealized and any realized loss to the income statement in future periods. At this time the Company does not believe that our ARS investments are other than temporarily impaired or that the failure of the auction process will have a material impact on the Company’s liquidity or financial position. The Company has the intent and ability to hold these ARSs until the recent liquidity issues become resolved, which management believes could take more than 12 months. Therefore, we reclassified the estimated fair value of these ARSs, or approximately $35.9 million, as noncurrent assets as of March 31, 2008.
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
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
          Not applicable.
Item 1A. Risk Factors
          Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	On March 8, 2006, our registration statement on Form S-1 (Registration No. 333-130521) was declared effective for our initial public offering, pursuant to which we offered and sold 6,130,000 shares of common stock and received net proceeds of approximately $88.7 million. We used these proceeds to repurchase all of our senior subordinated notes and to redeem all outstanding shares of our redeemable preferred stock, and to pay offering related expenses. As of March 31, 2008, we retained approximately $23.6 million of these net proceeds, none of which were used during the three month period ended March 31, 2008. We intend to use the remaining $23.6 million of the net proceeds from our initial public offering for general corporate purposes, including working capital and possible acquisitions and investments. We currently have no agreements or commitments with respect to any acquisitions or investments and we do not currently have any acquisitions or investments planned. Pending specific application of our net proceeds, we plan to invest our net proceeds in government securities and other short-term, investment-grade, marketable securities.

(c)	Not applicable

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

EAGLE TEST SYSTEMS, INC.
Date: May 2, 2008	By:	/s/ Leonard A. Foxman
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