Form 10-Q
period 2008-06-30
Eagle Test Systems, Inc.
filed 2008-07-30
CIK 1290096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,974,177 shares of Common Stock, par value $0.01 per share, outstanding as of July 28, 2008.

EAGLE TEST SYSTEMS, INC.
(“The Company”)
INDEX

Page
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and September 30, 2007	3

Condensed Consolidated Statements of Net Income (unaudited) for the three and nine months ended June 30, 2008 and 2007	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended June 30, 2008 and 2007	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

Part II. Other Information

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures	19
Exhibit Index	20
Amendment No. 2 to Employment Agreement between Eagle Test Systems, Inc. and Leonard Foxman
Amendment No. 2 to Employment Agreement between Eagle Test Systems, Inc. and Theodore Foxman
Amendment No. 2 to Employment Agreement between Eagle Test Systems, Inc. and Steve Hawrysz
Amendment No. 2 to Employment Agreement between Eagle Test Systems, Inc. and Jack Weimer

Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification Pursuant to 18 U.S.C. Section 1350
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EAGLE TEST SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	September 30,
	2008	2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$41,244	$10,302
Marketable securities	43,410	102,215
Accounts receivable, net of allowances of $484 and $585 as of June 30, 2008 and September 30, 2007, respectively	24,599	18,238
Inventories	36,798	22,233
Deferred income taxes	5,185	4,410
Prepaid expenses and other current assets	1,667	3,857

Total current assets	152,903	161,255
Property, plant and equipment, net	14,302	10,782
Marketable securities	28,609	—
Deferred income taxes	471	—
Other assets	571	533

Total assets	$196,856	$172,570

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,005	$6,079
Current portion of capital lease obligations	201	270
Deferred revenue	10,326	6,441
Accrued compensation and related liabilities	4,496	3,357
Accrued income taxes	1,346	416
Other accrued expenses	3,902	2,659

Total current liabilities	26,276	19,222
Long-term liabilities:
Capital lease obligations, less current portion	29	124
Deferred income taxes	—	900
Other long-term liabilities	440	434

Total long-term liabilities	469	1,458

Stockholders’ equity:

Preferred stock, par value $0.01 per share 10,000,000 shares authorized, no shares issued or outstanding	—	—

Common stock, par value $0.01 per share, 90,000,000 shares authorized, 22,974,177 shares issued and outstanding	230	230
Additional paid in capital	175,483	174,474
Accumulated deficit	(4,673)	(22,814)
Accumulated other comprehensive income (loss)	(929)	—

Total stockholders’ equity	170,111	151,890

Total liabilities and stockholders’ equity	$196,856	$172,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

EAGLE TEST SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(In thousands, except share and per share data)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Net revenue	$35,459	$19,858	$99,593	$65,202
Cost of goods sold	12,185	7,490	36,718	25,787

Gross profit	23,274	12,368	62,875	39,415
Operating expenses
Selling, general and administrative	10,112	8,212	28,618	24,294
Research and development	3,150	2,353	9,352	6,715

Operating income	10,012	1,803	24,905	8,406
Interest expense	4	94	12	345
Other (income) and expense
Income from marketable securities	(927)	(1,091)	(3,146)	(3,559)
Other income	—	—	—	(8)

Income before taxes	10,935	2,800	28,039	11,628
Provision for income taxes	4,114	792	9,898	3,915

Net income	$6,821	$2,008	$18,141	$7,713

Net income per share, basic	$0.30	$0.09	$0.79	$0.34

Net income per share, diluted	$0.30	$0.09	$0.79	$0.33

Weighted average shares outstanding, basic	22,974,177	22,957,154	22,974,177	22,895,597

Weighted average shares outstanding, diluted	23,071,585	23,170,193	23,096,584	23,123,810

Comprehensive Income:
Net income	$6,821	$2,008	$18,141	$7,713
Unrealized loss on marketable securities, net of taxes	(135)	—	(929)	—

Comprehensive income	$6,686	$2,008	$17,212	$7,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

EAGLE TEST SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	June 30,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net income	$18,141	$7,713

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,974	2,624
Gain on sale of property and equipment	—	(9)
Non-cash compensation related to stock options	1,009	380
Excess tax benefits from stock based compensation	—	(395)
Deferred income taxes	(1,534)	(1,237)
Changes in operating assets and liabilities:
Accounts receivable	(6,361)	3,420
Inventories	(14,522)	2,992
Prepaid expenses and other current assets	2,190	407
Other assets	(38)	132
Accounts payable	(74)	(2,016)
Deferred revenue	3,885	(7,352)
Accrued compensation and related liabilities	1,139	(2,473)
Accrued income taxes	930	(31)
Other accrued expenses	1,243	(296)
Other liabilities	6	31

Net cash provided by operating activities	8,988	3,890
Cash flows from investing activities:
Net purchases of marketable securities	—	(76,990)
Net proceeds from the sales of marketable securities	28,655	—
Sale of property and equipment	—	9
Capital expenditures	(6,537)	(2,230)

Net cash provided by (used in) investing activities	22,118	(79,211)
Cash flows from financing activities:
Payments of capital lease obligations	(164)	(178)
Proceeds from issuance of common stock, net of issuance costs	—	34,836
Excess tax benefits from stock based compensation	—	395

Net cash provided by (used in) financing activities	(164)	35,053

Net increase (decrease) in cash and cash equivalents	30,942	(40,268)
Cash and cash equivalents at beginning of period	10,302	51,071

Cash and cash equivalents at end of period	$41,244	$10,803

Supplemental disclosure:
Transfer of equipment from fixed assets to inventory	$43	$505

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
Stock Options
     The Company records compensation expense using the fair value of options granted over the vesting period on a straight-line basis including those options that are subject to graded vesting. Under Statement of Financial Accounting Standard (SFAS) No. 123R, the Company uses the Black Scholes Option Pricing Model to determine the fair value of the options granted. This model uses such factors as the market price of the underlying shares at date of issuance, exercise price of the option, the expected term of the option, which is approximately six years, utilizing the simplified method as set forth in Staff Accounting Bulletin (SAB) No. 107, a risk free interest rate range of approximately 2.1% to 4.9%, and an expected volatility rate range of approximately 54% to 67%, based upon a peer group of companies given limited historical data for the Company’s own stock. On December 21, 2007, SAB No. 110 was issued which extended the use of the simplified method, which was set to expire on December 31, 2007, in certain situations when sufficient option exercise history does not exist. The Company continues to use the simplified method, due to the lack of sufficient option exercise history. The fair value of $2,487 for options granted thus far in fiscal 2008 will be amortized to expense as vesting occurs, which is typically over five years. Expense recognized under SFAS No. 123R for the three months ended June 30, 2008 and 2007 was $312 ($273 net of taxes) or $0.01 per basic and diluted share and $202 ($169 net of taxes) or $0.01 per basic and diluted share, respectively. Expense recognized under SFAS 123R for the nine months ended June 30, 2008 and 2007 was $1,009 ($908 net of taxes) or $0.04 per basic and diluted share and $380 ($323 net of taxes) or $0.01 per basic and diluted share, respectively.

EAGLE TEST SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
3. Marketable Securities
     At June 30, 2008 and September 30, 2007, the Company’s marketable securities were invested in variable rate demand notes (VRDNs) and auction rate securities (ARSs). The VRDNs have a put option back to the financial institution remarketing agent that provides for liquidity within 2 to 5 days and these instruments trade at par value. Since the put option is not with the original issuer, the VRDNs are classified as marketable securities available for sale. As of June 30, 2008, the Company had $34,150 of auction rate securities (ARSs), which are variable rate securities, most of which are AA/AAA rated and collateralized by student loans ($28,850 at par) or municipal revenues ($5,300 at par) and are substantially guaranteed by a U.S. Department of Education agency or a third party insurer. The ARSs are typically bought and sold in a Dutch auction process that resets the interest rate through buyers and sellers stipulating the reset interest rate for the par value of the securities. While the underlying securities for the ARSs have a long-term nominal maturity, the interest rate is reset through a Dutch auction process at predetermined intervals of 7 to 35 days. Starting in mid February 2008, the Company experienced difficulties in selling the ARSs due to the failure of auctions. These failed auctions represent market liquidity risk and not defaults or credit events. Holders of the securities continue to receive interest on the investment, currently at a predetermined maximum rate based on a spread above named market rate indices or a penalty interest rate stipulated in the bond indenture, and the securities will be auctioned every 7 to 35 days until the auction succeeds, the issuer calls the securities or they mature. Based upon the Company’s valuation analysis, which included factors such as type of security, tax status, credit quality, duration, insurance and the portfolio composition as well as observable market data including yield or spreads of trading instruments, the Company has recorded an unrealized loss of $1,541 ($929 net of tax) as of June 30, 2008. Pursuant to Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities, as well as other related accounting guidance, the Company considered whether the recent liquidity issues and decline in value is temporary as of June 30, 2008. The Company has the intent and ability to hold these ARSs until the recent liquidity issues become resolved, which management believes could take more than 12 months. Accordingly, the Company recorded the unrealized loss as a component of Accumulated Other Comprehensive Income. During July, 2008, ARSs of $4,000 collateralized by student loans were called by the issuers at par. Therefore, those ARSs were classified as current assets as of June 30, 2008. The estimated fair value of the remaining ARSs are classified as noncurrent assets as of June 30, 2008.
     The carrying value of marketable securities as of the dates indicated are as follows:

	June 30,	September 30,
	2008	2007
Short-term marketable securities:
Auction rate securities	$4,000	$53,940
Variable rate demand notes	39,410	48,275

	$43,410	$102,215

Long-term marketable securities:
Auction rate securities	$28,609	$—

	$28,609	$—

4. Inventories
     Inventories consist of the following:

	June 30,	September 30,
	2008	2007
Raw materials	$14,097	$7,766
Work-in-process	4,350	4,499
Finished goods	15,917	8,317
Inventory at customers under purchase orders	2,434	1,651

	$36,798	$22,233

     The Company’s policy is to establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for products or market conditions. The Company regularly evaluates the ability to realize the value of its inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end-of-life dates, estimated current and future market value and new product introductions. Purchasing and alternative usage options are also explored to mitigate obsolete inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. Inventory of $36,798 is stated net of inventory reserves of $9,214 as of June 30, 2008. Inventory of $22,233 is stated net of inventory reserves of $8,377 as of September 30, 2007. If actual demand for products deteriorates or market conditions are less favorable than those the Company projects, additional inventory reserves may be required.

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
     A reconciliation between basic and diluted earnings per share (EPS) is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$6,821	$2,008	$18,141	$7,713
Basic EPS:
Weighted-average common shares outstanding	22,974,177	22,957,154	22,974,177	22,895,597
Basic net income per common share	$0.30	$0.09	$0.79	$0.34

Diluted EPS:
Weighted-average common shares outstanding	22,974,177	22,957,154	22,974,177	22,895,597
Plus impact of stock options	97,408	213,039	122,407	228,213

Diluted common shares	23,071,585	23,170,193	23,096,584	23,123,810

Diluted EPS	$0.30	$0.09	$0.79	$0.33

7. Other Comprehensive Income (Loss)
     Comprehensive income is comprised of two components, net income and other comprehensive income. The components of other comprehensive income, and related tax effects were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Unrealized losses on marketable securities, net of taxes of $(89) and $(612)	$(135)	$—	$(929)	$—

Other comprehensive income (loss), net of taxes	$(135)	$—	$(929)	$—

     At June 30, 2008, we held marketable securities in auction rate securities that have failed the Dutch auction process that is used for setting interest rates on these types of securities. The Company recorded an unrealized loss of $224 ($135 net of tax) and $1,541 ($929 net of tax) related to these investments for the three and nine months ended June 30, 2008. Refer to Note 3 “Marketable Securities” for additional disclosure.

EAGLE TEST SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
(Unaudited)
8. Income Taxes
     The Company accounts for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. The Company’s effective tax rate will vary to the extent items used to derive book taxable income are not deductible for income tax purposes. The Company’s income tax expense was $4,114 for a 37.6% effective tax rate, and $9,898 for a 35.3% effective tax rate, for the three and nine months ended June 30, 2008, respectively. The primary reason for the difference in the effective tax rates for the three and nine month periods ended June 30, 2008, is the decrease in tax exempt investment income relative to total taxable income during the three months ended June 30, 2008. The Company’s income tax expense was $792 for a 28.3% effective tax rate, and $3,915 for a 33.7% effective tax rate, for the three and nine months ended June 30, 2007, respectively. The primary reason for the difference in the effective tax rates for these periods is the increase in tax exempt investment income relative to total taxable income during the three months ended June 30, 2007.
     In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company adopted FIN 48 effective October 1, 2007. The adoption did not have an effect on the results of operations or financial condition. The Company did not have any unrecognized tax benefits as of October 1, 2007 or June 30, 2008. If interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of income tax expense, while prior to adoption of FIN 48, the interest and penalties were recognized as components of interest expense and selling, general and administrative expense, respectively.
     The Company is subject to U.S. federal income tax, as well as income tax from multiple state and foreign jurisdictions. As of June 30, 2008, the Company is no longer subject to U.S. federal income tax examination for fiscal years before 2005. The Company is no longer subject to major state or foreign income tax examination for fiscal years before 2004. The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations for fiscal 2004 currently in progress.
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
     The following table shows the details of the product warranty accrual:
Product Warranty Activity

	Nine Months Ended
	June 30,
	2008	2007
Balance at beginning of period	$993	$1,068
Warranty expenditures	(1,837)	(1,725)
Provisions for warranty	2,098	1,720

Balance at end of period	$1,254	$1,063

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
     Historically, a significant portion of our revenue in each quarter and year has been derived from sales to relatively few customers. While we seek to expand and diversify our customer base, we expect our revenue to continue to be derived from a small number of customers. In the three months ended June 30, 2008, sales to Texas Instruments Incorporated and Intersil Corporation accounted for 28.1% and 10.7% of our net revenue, respectively, and sales to our five largest customers accounted for an aggregate of 66.1% of our net revenue. In the three months ended June 30, 2007, sales to Texas Instruments Incorporated and ON Semiconductor Corporation accounted for 29.3% and 14.1% of our net revenue, respectively, and sales to our five largest customers accounted for an aggregate of 62.2% of our net revenue.
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
     We consider “critical” those accounting policies that require our most subjective or complex judgments, which often result from a need to make estimates about the effect of matters that are inherently uncertain, and that are among the most important of our accounting policies in the portrayal of our financial condition and results of operations. These critical accounting policies are: revenue recognition, marketable securities, valuation of excess and obsolete inventory, accounting for warranty reserves, determination of our allowance for sales returns and uncollectibles, stock-based compensation, and income taxes.
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
     Stock-Based Compensation. We expense stock options based upon the fair market value on the date of grant. We are amortizing the fair market value of options granted over the vesting service period of the options. Under Statement of Financial Accounting Standards (SFAS) No.123R, the Company uses the Black Scholes Option Pricing Model to determine the fair value of the options granted. This model uses such factors as the market price of the underlying shares at date of issuance, exercise price of the option, the expected term of the option, which is approximately six years, utilizing the simplified method as set forth in Staff Accounting Bulletin (SAB) No.107, as extended by SAB No. 110, a risk free interest rate range of approximately 2.1% to 4.9% and an expected volatility rate range of approximately 54% to 67% based upon a peer group of companies given limited historical data for the Company’s own stock. Expense recognized for the three and nine months ended June 30, 2008 was $312 and $1,009, respectively. Expense recognized for the three and nine months ended June 30, 2007 was $202 and $380, respectively.
     Income Taxes. We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition, and is effective for fiscal years beginning after December 15, 2006. Accordingly, we adopted FIN 48 effective October 1, 2007. The adoption did not have an effect on our results of operations or financial condition. We did not have any unrecognized tax benefits as of October 1, 2007 or June 30, 2008.
Results of Operations
     The following sets forth certain operating data as a percentage of net revenue for the periods presented:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	34.4	37.7	36.9	39.5

Gross profit	65.6	62.3	63.1	60.5
Operating expenses
Selling, general and administrative	28.5	41.3	28.7	37.3
Research and development	8.9	11.9	9.4	10.3

Operating income	28.2	9.1	25.0	12.9
Interest expense	—	0.5	—	0.5
Income from marketable securities	(2.6)	(5.5)	(3.1)	(5.4)

Income before taxes	30.8	14.1	28.1	17.8
Provision for income taxes	11.6	4.0	9.9	6.0

Net income	19.2%	10.1%	18.2%	11.8%

     The following sets forth our net revenue breakdown by geographic region, in thousands and as a percentage of net revenue, during the periods presented. Substantially all of our revenue to date has been denominated in United States dollars in thousands.

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2008		2007		2008		2007
United States	$10,826	30.5%	$3,829	19.3%	$28,841	29.0%	$26,438	40.5%
Malaysia	12,058	34.0	2,712	13.7	35,240	35.4	10,616	16.3
Philippines	*	*	3,260	16.4	*	*	*	*
Thailand	*	*	2,399	12.1	*	*	*	*
Other	12,575	35.5	7,658	38.5	35,512	35.6	28,148	43.2

Total	$35,459	100.0%	$19,858	100.0%	$99,593	100.0%	$65,202	100.0%

*	Less than 10% of total revenues

The following customers accounted for 10% or more of our net revenue in one or more of the periods presented:

	Three Months				Nine Months
	Ended				Ended
	June 30,				June 30,
	2008		2007		2008		2007
Intersil Corporation	10.7%		*	%	*	%	*	%
ON Semiconductor Corporation	*		14.1		*		10.5
Texas Instruments Incorporated	28.1	*	29.3		44.1		30.5

*	Less than 10%.
     Comparison of Three and Nine Months Ended June 30, 2008 and 2007
     Net Revenue. Net revenue increased to $35.5 million in the three months ended June 30, 2008, an increase of $15.6 million or 78.6% over the comparable period in the preceding year. This increase was due to a general increase in tester shipments to semiconductor manufacturers who use our automated test equipment.
     Net revenue increased to $99.6 million in the nine months ended June 30, 2008, an increase of $34.4 million or 52.7% over the comparable period in the preceding year. This increase was primarily due to a $24.1 million increase in test system sales to Texas Instruments Incorporated and a general increase in tester shipments to semiconductor manufacturers who use our automated test equipment.
     Gross Profit. Gross profit was $23.3 million, or 65.6% of net revenue, in the three months ended June 30, 2008 and $12.4 million, or 62.3% of net revenue, in the same period in the prior fiscal year. Gross profit increased as a percentage of net revenue primarily due to increased sales and better utilization of overhead costs and manufacturing personnel due to higher volume production as compared to the same period in the prior fiscal year.
     For the nine months ended June 30, 2008, gross profit was $62.9 million, or 63.1% of net revenue as compared to $39.4 million or 60.5% of net revenue in the same period in the prior fiscal year. Gross profit increased as a percentage of net revenue primarily due to increased sales and better utilization of overhead costs and manufacturing personnel due to higher volume production as compared to the same period in the prior fiscal year.
     Selling, General and Administrative. SG&A expenses were $10.1 million, or 28.5% of net revenue, in the three months ended June 30, 2008, and $8.2 million, or 41.3% of net revenue, in the same period in the prior fiscal year, an increase of $1.9 million. The increase in SG&A expenses in the current quarter compared to the same period in the prior year was primarily due to $0.7 million of additional commission, incentive compensation and warranty accruals as a result of increased system sales and better operating performance, and $0.6 million of increased personnel costs related to sales and application engineers hired during the past year to support new customer initiatives, both domestically and internationally.
     For the nine months ended June 30, 2008, SG&A expenses were $28.6 million, or 28.7% of net revenue, and $24.3 million, or 37.3% of net revenue, in the same period in the prior fiscal year, an increase of $4.3 million. The increase was primarily due to $2.1 million of additional commission, incentive compensation and warranty accruals as a result of increased system sales and better operating performance, and $1.3 million of increased personnel costs related to sales and application engineers hired during the past year to support new customer initiatives, both domestically and internationally.
     Research and Development. R&D expenses were $3.2 million, or 8.9% of net revenue, in the three months ended June 30, 2008, and $2.4 million, or 11.9% of net revenue, in the same period in the prior fiscal year, an increase of $0.8 million. The increase in R&D expenses in the current quarter compared to the same period in the prior year was primarily due to $0.4 million in additional personnel and related facility costs for headcount and $0.4 million in additional contract R&D expenditures for project related work.
     For the nine months ended June 30, 2008, R&D expenses were $9.4 million, or 9.4% of net revenue, and $6.7 million, or 10.3% of net revenue, in the same period in the prior fiscal year, an increase of $2.6 million. The increase in R&D expenses in the current period compared to the same period in the prior year was primarily due to $1.4 million in additional contract R&D expenditures for project related work and $1.1 million in additional personnel and related facility costs.

     Interest Expense. Interest expense was $4 and $94 in the three months ended June 30, 2008 and 2007, respectively. Interest expense is related to our capital lease obligations. Additionally, interest expense in the three months ended June 30, 2007 includes $87 related to interest due on amended tax returns.
     Interest expense was $12 and $345 in the nine months ended June 30, 2008 and 2007, respectively. Interest expense in the nine months ended June 30, 2007 includes $252 related to a tax method change related to deferred revenue.
     Other Income. Other income decreased to $0.9 million in the three months ended June 30, 2008, compared to $1.1 million in the same period in the prior fiscal year, primarily due to a decrease in the interest rates of investments included in our investment portfolio.
     Other income decreased to $3.1 million in the nine months ended June 30, 2008, compared to $3.6 million in the same period in the prior fiscal year, due to the same factors as noted in the three months ended June 30, 2008 and 2007, respectively.
     Provision for Income Taxes. Our income tax expense was $4.1 million, a 37.6% effective tax rate, in the three months ended June 30, 2008 and $0.8 million, a 28.3% effective tax rate, in the same period in the prior fiscal year. The primary reason for the difference in the effective tax rates for these periods was the increase in tax-exempt investment income relative to total taxable income in the three months ended June 30, 2007.
     Income tax expense was $9.9 million and $3.9 million, and the effective tax rate was 35.3% and 33.7%, in the nine months ended June 30, 2008 and 2007, respectively. The primary reasons for the difference in the effective tax rates were the retroactive reinstatement of the research and development tax credit during the three months ended December 31, 2006 and the expiration of this credit on December 31, 2007.

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
     Our balance in cash, cash equivalents and marketable securities increased from $112.5 million as of September 30, 2007 to $113.3 million as of June 30, 2008. Operating activities during the nine months ended June 30, 2008 provided cash of $9.0 million, due to income of $18.1 million resulting primarily from sales of test systems, depreciation and amortization expense of $3.0 million that did not require cash, a $2.4 million increase in accrued expenses due to higher operating levels and a $2.2 million decrease in other current assets resulting primarily from a decrease in prepaid income taxes. These increases in working capital were offset in part by uses of working capital driven by an increase in accounts receivable (net of deferred revenue) of $2.5 million due to increased sales activity, and an increase in inventory of $14.5 million due to additional component purchases, work-in-process, and finished goods to support projected sales activity. Investing activities used cash to purchase capital equipment of $6.5 million, which primarily represented test and computer equipment for use in product and application development.
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
     As of June 30, 2008, the Company had $32.6 million of auction rate securities (ARSs), which are variable rate securities, most of which are AA/AAA rated and collateralized by student loans ($28.9 million at par) or municipal revenues ($5.3 million at par) and are substantially guaranteed by a U.S. Department of Education agency or a third party insurer. The ARSs are typically bought and sold in a Dutch auction process that resets the interest rate through buyers and sellers stipulating the reset interest rate for the par value of the securities. While the underlying securities for the ARSs have a long-term nominal maturity, the Dutch auction process occurs at predetermined intervals of 7 to 35 days. Starting in mid February 2008, the Company experienced difficulties in selling additional ARSs due to the failure of the auction mechanism as a result of sell orders exceeding buy orders for these securities. These failed auctions represent market liquidity risk and not defaults or credit events. Holders of the securities continue to receive interest on the investment, currently at a predetermined maximum rate based on a spread above named market rate indices or a penalty interest rate stipulated in the bond indenture, and the securities will be auctioned every 7 to 35 days until the auction succeeds, the issuer calls the securities or they mature. Based upon a valuation model, which included factors such as type of security, tax status, credit quality, duration, insurance and the portfolio composition as well as observable market data including yield or spreads of trading instruments, we recorded an unrealized loss of $1.5 million as of June 30, 2008 against the par value of $34.2 million of these investments. Our estimate of fair value was based upon information currently available and the underlying nature of the ARSs in light of recent liquidity issues. Pursuant to Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities, as well as other related accounting guidance, we considered whether the recent liquidity issues and decline in value is temporary as of June 30, 2008. Accordingly, we recorded the unrealized loss as a component of Accumulated Other Comprehensive Income. Should the ARSs continue to fail and if the Company requires these funds for operating purposes, we may be required to charge the unrealized and any realized loss on these ARSs to the results of operations in future periods. At this time the Company does not believe that these investments are other than temporarily impaired or that the inability to sell the securities at par value will have a material impact on the Company’s liquidity or financial position. The Company has the intent and ability to hold these ARSs until the recent liquidity issues become resolved, which management believes could take more than 12 months. During July 2008, ARSs of $4.0 million collateralized by student loans were called by the issuers at par. Therefore, those ARSs are classified as current assets as of June 30, 2008. The estimated fair value of the remaining ARSs of approximately $28.6 million are classified as noncurrent assets as of June 30, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of June 30, 2008, the Company had total marketable securities of $72.0 million. $39.4 million of the investments are comprised of AA or better-rated variable rate demand notes (VRDNs), which are financial instruments, backed by a letter of credit of major A-rated financial institutions. Interest rates on the VRDNs investments are reset every 7 to 28 days by the financial institution backing the instrument by considering key current short-term indices such as LIBOR or the BMA Index for short-term rates and other investment instrument characteristics with the intent to provide instrument holders with market rate returns. The holders have the option to continue to hold the instrument or require the market maker to purchase the security at par. In addition, VRDNs can be sold at par back to the financial institution backing the instrument within 3 to 5 business days. The remaining $32.6 million represent auction rate securities (ARSs) which are variable rate securities most of which are AA/AAA rated that are collateralized by student loans ($28.9 million at par) or municipal revenues ($5.3 million at par) and are substantially guaranteed by a U.S. Department of Education agency or a third party insurer.
     As of June 30, 2008, we performed an assessment of the fair value of our ARSs using a valuation model which factored in the type of security, tax status, credit quality, duration, insurance and the portfolio composition as well as observable market data including yield or spreads of trading instruments. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity. As a result, the Company recorded an unrealized loss of $1.3 million during the fiscal quarter ended March 31, 2008, and an additional $0.2 million in the fiscal quarter ended June 30, 2008 related to certain ARS investments. However, based upon the fact that most of the underlying securities are AA/AAA rated and since the investment continues to pay interest at or above market rates, we believe this decline in value is temporary and as such have recorded this valuation allowance as a component of Accumulated Other Comprehensive Income. Should the ARSs continue to fail and if the Company requires these funds for operating purposes, management may be required to charge the unrealized and any realized loss to the income statement in future periods. At this time the Company does not believe that our ARS investments are other than temporarily impaired or that the failure of the auction process will have a material impact on the Company’s liquidity or financial position.
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
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable.
Item 1A. Risk Factors
     Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	On March 8, 2006, our registration statement on Form S-1 (Registration No. 333-130521) was declared effective for our initial public offering, pursuant to which we offered and sold 6,130,000 shares of common stock and received net proceeds of approximately $88.7 million. We used these proceeds to repurchase all of our senior subordinated notes and to redeem all outstanding shares of our redeemable preferred stock, and to pay offering related expenses. As of June 30, 2008, we retained approximately $23.6 million of these net proceeds, none of which were used during the three month period ended June 30, 2008. We intend to use the remaining $23.6 million of the net proceeds from our initial public offering for general corporate purposes, including working capital and possible acquisitions and investments. We currently have no agreements or commitments with respect to any acquisitions or investments and we do not currently have any acquisitions or investments planned. Pending specific application of our net proceeds, we plan to invest our net proceeds in government securities and other short-term, investment-grade, marketable securities.

(c)	Not applicable

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

EAGLE TEST SYSTEMS, INC.
Date: July 30, 2008	By:	/s/ Leonard A. Foxman
Leonard A. Foxman
Chief Executive Officer and President

EXHIBIT INDEX
     Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

10.1	Amendment No. 2 to Employment Agreement between Eagle Test Systems, Inc. and Leonard Foxman dated July 29, 2008.

10.2	Amendment No. 2 to Employment Agreement between Eagle Test Systems, Inc. and Theodore Foxman dated July 29, 2008.

10.3	Amendment No. 2 to Employment Agreement between Eagle Test Systems, Inc. and Steve Hawrysz dated July 29, 2008.

10.4	Amendment No. 2 to Employment Agreement between Eagle Test Systems, Inc. and Jack Weimer dated July 29, 2008.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.